Form 10KSB
period 2005-09-30
ST Online Corp.
filed 2006-01-11
CIK 1310982

=========================================================================================

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

ST ONLINE CORP.
(Name of small business issuer in its charter)

Commission File Number     333-121114

Nevada	71-0971567
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

359 - 240th Street
Langley, British Columbia
Canada V3A 6H5
(Address of principal executive offices, including zip code)

(604) 534-3879
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

=========================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0.00 as of December 31, 2005.

Number of shares outstanding of the registrant's class of common stock, as of December 31, 2005: 4,000,000.

The Company recorded $457 of revenues for its most fiscal year ended September 30, 2005.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be "Forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "forward-looking statements"). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a 'penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Nevada on August 27, 2004. We have started limited operations which are limited to developing our website. We are developing a website (www.simpletennis.com) that will offer downloadable tennis lessons and a comprehensive supply of tennis related products to individual retail customers. We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. We have developed a website and initiated its operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. For the period ended September 30, 2005 we generated no revenue. For the nine months ended September 30, 2005 we generated revenues of $457 from the sale of tennis lessons. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 359 - 240th Street, Langley, British Columbia, Canada V3A 6H5. Our telephone number is (604) 534-3879. This is the office of our President, Scott Pedersen. The offices are located in his home. Our mailing address is at 101 - 1515 Broadway East, Vancouver, British Columbia, Canada V5N 1V9. We use the space on a rent free basis. We intend to look for new office space, subject to the successful completion of our public offering.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause this plan to change.

We have begun very limited operations and will advance our operations until we complete our public offering. Our plan of operation is forward looking and there is no assurance that we will ever be successful in our plan of operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products by the public.

Tennis Lessons

We plan to offer tennis lesson video clips on-line for a fee. The tennis lesson video clips will be downloadable to the customer's personal computer and may be viewed as often as the customer likes.

The tennis lessons will initially pertain to positioning on the tennis court, the grip and strokes, including the forehand, backhand, volley and serve. Assuming we are successful in our operations, we intend to develop lessons for doubles play, advanced stroke action and overhead smash. Within the next twelve months we plan to develop a "doubles strategy" video. We estimate the cost to be approximately $5,000 which includes the cost of filming, producing and placement of the video on the website. Each of the lessons is observable from various angles and in slow motion. While the lesson is being reviewed, a narrator gives tips and hints for successful performance.

The lessons are ideal for beginners and intermediate level players of all ages. There are four separate lessons: (1) forehand; (2) backhand; (3) volley; and; (4) serve. Each lesson costs $4.95. A package of all four lessons is $14.95. Each lesson provides instruction on foot placement; body posture; grip and stroke. The approximate length of each lesson is three minutes.

Products

We intend to offer a comprehensive supply of equipment and products to tennis players. These products will be offered at prices marked-up from the price we pay manufacturers. In addition to offering an array of equipment and products, we will pass on tennis information that comes to our attention. We will not seek out such information or pay for such information. We will not charge for the dissemination of such information. We intend to display the information on our website. We have not conducted any marketing studies to determine if there is a demand for such information. The information is part of our marketing program. A brief list of products we intend to offer is as follows:

-	racquets
-	shoes
-	clothing
-	tennis balls

Website

We have retained Tidal Multimedia Inc. as our outside technology provider to develop our website. Tidal will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash. The foregoing will allow us to make retail sales of tennis lessons and tennis related products in an attractive fashion, and communicate with our customers on-line. To date, we have paid Tidal Multimedia Inc. a total of $5,331 for the initial development of the website including domain registration fees, a set up fee for site hosting and 12 months of site hosting service. The funds for the development of our website were advanced to us by our President, Scott Pedersen.

The website is intended to be a destination site for tennis players. The site will offer a large array of products and by become, we hope, an eventual "one-stop shopping" destination which should enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced tennis lessons and products. We intend to negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We also intend to negotiate discounted pricing from the manufacturers in exchange for promoting their products on our website. We do not intend to sell our customer data base that will be generated from selling tennis videos and other products on our website.

We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption.

There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose. We have had no material business operations since inception in August 2004. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become a Internet-based retailer focused on the distribution of tennis lessons and tennis related products.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver tennis lessons and a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments. These include racquets, shoes, clothing, and related equipment.

Customer Service

We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a 30-day money back guarantee. Our 30-day money back guarantee applies to all of products including our tennis videos. We do not intend to create a reserve account for our guarantee and will pay any refunds from general revenues.

Online Retail Store

We intend to design our Internet store to be a place for individual consumers to purchase tennis lessons online and tennis related products. We intend to mark-up our cost and the difference between our cost and our sales price will be our profit.

Shopping at our Online Store

Our online store will be located at www.simpletennis.com We believe that the sale tennis lessons and tennis related products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Lesson or Product and Checking Out

To purchase products, consumers will simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process. Charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

The estimated price of providing online check out service is 2%-5% of gross revenues. The cost of the online check out service is incorporated into the sales price of the product.

We will offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. Instructions will be provided to the customer to return the product to us. We in turn will forward the product to the manufacture for our credit. Upon notification from the manufacturer of a credit to our account, we will credit the customer's account. After thirty days, we will not accept any product returns or refund any money to the customer. Our 30-day money back guarantee applies to all of products including our tennis videos.

Source of Products

We intend to purchase tennis products directly from the manufacturer/supplier based upon orders we have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, will be used to acquire the product from the manufacturer. The basis for our mark-ups will be solely determined by us in order to generate a profit and remain competitive with other competitors. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

We intend to source out and negotiate with large industry leaders such as HEAD, PRINCE, etc. among others to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we intend to locate and negotiate relationships with smaller, new manufacturers and suppliers, to offer their products on a more exclusive basis.

We are not involved in negotiations with any major manufacturers and suppliers and do not intend to do so until after the offering is complete.

Revenue

We intend to generate revenue from four sources on the website:

1.

Revenues will be generated from the direct sale of lessons and products to customers. We would order products on behalf of our customers directly from our suppliers at the time of the order being received from a customer and the products would be shipped directly to the customer. That way we avoid having to carry any inventory that can be costly and become obsolete. We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

2.

Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with. Our customers would link to the manufacturer's website directly from our site and we would be paid a fee for directing the traffic that result in sales;

3.

We plan to offer banner advertising on our website for new manufacturers and suppliers hoping to launch new products. Banner advertising is any ad that is horizontally placed at the top of the web page above non-advertising content;

4.

Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell "premium space" on our website. Premium space is any space available on the website, other than Banner space.

We intend to develop and maintain a database of all customers, manufacturers and suppliers of tennis related products and lessons.

We intend to develop and launch an advertising campaign to introduce our website to potential customers.

Within the next twelve months we plan to develop a "doubles strategy" video. We estimate the cost to be approximately $5,000 which includes the cost of filming, producing and placement of the video on the website. We intend to pay for the doubles strategy video from revenues generated from our operations. If we do not generate sufficient revenues we will delay production or Mr. Pedersen will advance the funds for the video.

Status of our public offering

On October 11, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-121114, permitting us to offer up to 10,000,000 shares of common stock at $0.01 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our initial public offering.

Competition

The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

USTA.COM, TENNISPRO.COM offer similar lessons, products and services as us. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet, tennis clubs, pro shops and retail outlets that sell tennis related products.

We intend to build a website that is easy to use that offers a wide product selection at competitive prices. We believe potential customers would be drawn to our website instead of to other companies they are familiar with because they would able to choose from an array of products, quickly and easily.

The industry which supplies tennis lessons and retail of tennis related products is fragmented and regionalized. Our competitive position within the industry is negligible in light of the fact that we have started very limited operations. Older, well established tennis related websites with records of success will attract qualified clients away from us. Since we have extremely limited operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services relative to products and with respect to lessons, we believe we have a superior position because the quality and reputation of our president, who is a seasoned established tennis professional. We intend to be able to attract and retain customers by offering a breadth of lessons and products on our website through our president's reputation in the tennis world. We will offer attractive, competitive pricing and will be responsive to all our customers' needs.

Scott Pedersen, our president will be devoting approximately 25 hours a week to our operations. Elena Avdasseva, a member of the board of directors and our secretary will be devoting approximately 10 hours a week to our operations. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

Marketing

We intend to market our website in Canada and the United States through traditional sources such as trade magazines, tournaments and conferences, newspaper advertising in the sports sections, telephone directories and flyers/mailers. We intend to target tennis players. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and and affinity sites. Affinity sites are sites that are not owned by us, but are linked to us. For example, one of the manufactures from whom we purchase equipment may set up a link from its web site to our web site.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Trademarks and Copyrights

We have not filed for any protection of our trademarks. Our tennis lessons are protected by Canadian and U.S. copyright laws.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

Our offices are located at 359 - 240th Street, Langley, British Columbia, Canada V3A 6H5. Our telephone number is (604) 534-3879. This is the home of our president, Scott Pedersen. Mr. Pedersen allows us to use approximately 144 square feet of space for our operations. We use the space on a rent free basis.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our lessons and products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our products.

Risks Factors

  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

  We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

  We were incorporated in August 2004 and we have had limited business operations and limited revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $52,418 of which $37,053 is for professional fees in connection with our public offering, $1,452 is for the amortization of website development cost, $983 is for the website development costs and $741 is for general office costs. $3,250 is for donated rent and the donated management fees are $6,500. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	completion of our public offering
*	our ability to locate suppliers who will advertise and sell products to our customers
*	our ability to attract customers who will pay for online tennis lessons
*	our ability to generate revenues through the sale of tennis lessons and advertising space on our website

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and have only generated revenues of $457 as of September 30, 2005. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

  We have no advertisers and we cannot guarantee we will ever have any. We have a limited customer base. Even if we obtain more advertisers or customers, there is no assurance that we will make a profit.

  We have no advertisers and a limited customer base. We have not identified any advertisers and we cannot guarantee we ever will have any. If we are unable to attract enough advertisers and customers to our website to operate profitably we may have to suspend or cease operations.

  We are solely dependent upon the funds to be raised in our offering to advance our business, the proceeds of which may be insufficient to achieve adequate revenues to remain in business. We may need to obtain additional financing which may not be available.

  We have started limited operations. We need the proceeds from our public offering to maintain our existing operations to the point of generating a profit. If the minimum of $100,000 is raised, this amount will enable us, after paying the expenses of our public offering, to locate and initiate negotiations with potential advertisers of tennis related products and services and to promote our website to the public. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

  Because we are small and do not have much capital, we must limit marketing our services to potential customers and suppliers. As a result, we may not be able to attract enough customers or suppliers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit marketing our website to potential customers and suppliers. The sale of tennis products and lessons through our website is how we will generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to advertise on our website or purchase tennis lessons to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  We have not entered into any contracts or negotiations with any major manufacturers or suppliers of tennis related products. If we are unable to enter into any contracts in the future, our planned revenues will be reduced by our inability to sell some tennis related products.

  We intend to purchase tennis products directly from the manufacturer/supplier based upon orders we have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, will be used to acquire the product from the manufacturer. The basis for our mark-ups will be solely determined by us in order to generate a profit and remain competitive with other competitors. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities. We intend to source out and negotiate with large industry leaders such as HEAD, PRINCE, etc. among others to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we intend to locate and negotiate relationships with smaller, new manufacturers and suppliers, to offer their products on a more exclusive basis. We are not involved in negotiations with any major manufacturers and suppliers and do not intend to do so until after the offering is complete. If we are unable to enter into contracts with major suppliers we will be unable to sell their products. This will reduce the amount of our planned revenues.

  Because approximately $25,000 is owed to our officers and directors which is due on demand, they could demand payment at anytime. In the event they demand payment our operations could be adversely affected.

  We owe our officers and directors approximately $25,000 for advances made by them to initiate our operations and pay for our registration statement. The amounts owed to them are due on demand. Should they demand payment before we start generating adequate revenues, we could be without sufficient money to maximize our operations.

  We believe that many consumers do not shop on the Internet because they believe their credit card information may be compromised. This will reduce our potential income.

  We believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are inhibiting potential customers from purchasing goods and services on the Internet. Accordingly, many people who may want our products may not purchase them as a result of a belief that their credit card information could be compromised.

  Because the Internet may be subject to future regulation, we may have to spend money for compliance with new laws that we have not planned for. This could have an adverse affect on our operation.

  The Internet is at an early stage of development. We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. The creation of new laws and regulations could adversely affect our operations since we have not allocated any money for compliance with possible future new laws and regulations.

  Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting suppliers and customers and result in a lack of revenues which may cause us to cease operations.

  Our officers and directors will only be devoting limited time to our operations. Scott Pedersen, our president will be devoting approximately 25 hours a week to our operations. Elena Avdasseva, a member of the board of directors and our secretary will be devoting approximately 10 hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and cause us to cease operations.

  Because our management does not have prior experience in the marketing of products via the Internet, we may have to hire individuals or suspend or cease operations.

  Because our management does not have prior experience in the marketing of products and tennis lessons via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

  Because our officers and directors, who are also promoters, will own more than 50% of the outstanding shares after our public offering, they will retain control of us and be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares.

  Even if we sell all 2,000,000 shares of common stock in our public offering, Mr. Pedersen and Ms. Avdasseva will still own 4,000,000 shares and will continue to control us. As a result, after completion of our public offering, regardless of the number of shares we sell, Mr. Pedersen and Ms. Avdasseva will be able to elect all of our directors and control our operations which could decrease the price and marketability of the shares.

  Because there is no public trading market for our common stock, you may not be able to resell your stock.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

  Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

  Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in our public offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 5,000,000 shares of common stock outstanding as of September 30, 2005, all shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 30, 2005, there were two holders of record.

Status of our public offering

On October 11, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-121114, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our initial public offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of our annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. As of September 30, 2005 we have generated approximately $457 in revenues from the sale of tennis lessons.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. We do not anticipate initiating significant operations until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our website will be sufficiently developed to use for our operations 70 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum amount or the maximum amount, it will last twelve months. We will not begin full operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. If we raise the minimum amount through our public offering, we will be able to begin full operations and remain in business for twelve months. If we are unable to generate revenues after the twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our tennis lessons and tennis related products to the public. We intend to accomplish the foregoing through the following milestones:

1.   Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.   After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take approximately a week. We believe that it will cost $10,000 to establish our office. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

3.   After our office is established, which we said should be 10 days after completing our offering, we intend to contact and negotiate with large manufacturers and suppliers of tennis products, such as HEAD, PRINCE among others, to offer their products on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Tidal Multimedia Inc. complete the initial development our website. We believe we should have one contract signed within 30 days of setting up our office. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website completely operational and $5,000 to have our data base initially ready to receive information. Both the initial full operation of the website and the data base will be ready 60 days from the signing of our first contract with a major supplier. At that point we will be able to accept orders for products we will sell. We currently sell tennis lessons on our website and our website is functional with respect to the sale of the tennis lessons. Further, we have already completed production and are selling the four tennis lessons referred to in the Business section of this annual report. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering, lessons, equipment and products, we will pass on industry information to tennis players that we acquire in the course of our operations.

4.   As soon as our website is operational, which as we have said will be approximately 60 days from setting up our office, we will begin to market our website in Canada and the United States through traditional sources such as sports magazines, tennis tournaments and conferences, newspaper advertising in the sports sections, telephone directories and flyers/mailers. We intend to target tennis players. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $20,000 to our marketing program. Marketing is an ongoing matter which will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5.   Part of our marketing program includes sourcing out and identifying tennis players and manufacturers and suppliers of tennis equipment. The process of sourcing out suppliers includes identifying manufacturers, large and small by research into existing databases via the Internet and research in tennis publications. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of tennis clubs, tennis lessons, tennis equipment, including racquets, shoes, clothing and accessories, and sports magazines that are publically available through Internet research, telephone directories, and periodical research. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost $5,000 to $15,000.

6.   Within 90 days from the full operation of our website, we believe that we will begin receiving additional orders for tennis lessons and initial orders for the purchase of tennis products.

7.   Within the next twelve months we plan to develop a "doubles strategy" video. We estimate the cost to be approximately $5,000 which includes the cost of filming, producing and placement of the video on the website.

8.   Once the website is fully operational; we have located and negotiated agreements with a suitable number of manufacturers and suppliers to offer their products for sale; and, we have begun to receive orders for products, we intend to hire 1 or 2 part-time salesperson(s) to handle our Internet transactions.

In summary, we should be in full operation and receiving orders within 100 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Until our website is fully operational, we do not believe that large manufacturers will provide us with their best products or best prices. We believe, however, that once our website is operational and we have developed at significant data base of customers, large industry leaders will provide us with their best products and best prices. There is no guarantee that the large industry leaders will provide us with their best products and best prices.

If the manufacturers and suppliers do not provide their products to us on reasonable terms, we may have to suspend or cease operations.

We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have generated minuscule revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to sell tennis lessons and locate and negotiate agreements with manufacturers and suppliers of tennis products to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele at a profit. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on August 27, 2004 to September 30, 2005

During the period we incorporated the company, hired the attorney for the preparation of this Registration Statement and an auditor to audit our financial statements. We contracted Tidal Multimedia Inc. to create an Internet website with the domain name "www.simpletennis.com". Our loss from inception to September 30, 2005 is $52,418 of which $37,053 is for professional fees in connection with this annual report; $1,452 is for the amortization of website development costs; $741 is for general office costs; $983 is for the development of the website; $3,250 for donated rent; and, $6,500 in donated management fees contributed by the president for the development of the business cost of the impairment of intangible assets. We have generated $457 in revenues. We expect to begin full operations 100 days after we complete our public offering.

Since inception, we sold 4,000,000 shares of common stock to our officers and directors for $40.

Liquidity and capital resources

As of the date of this registration statement, we have generated $457 in revenues.

In August 2004, we issued 4,000,000 shares of common stock through a private placement of securities to our officers and directors. We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of September 30, 2005, our total current assets were $1,841 in cash and our total liabilities were $44,469 for a working capital deficit of $42,628. Scott Pedersen and Elena Avdasseva are owed $24,896, for cash advances and expenses paid for on behalf of the Company.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

PART III

ITEM 7.   FINANCIAL STATEMENTS

ST Online Corp.
(A Development Stage Company)
September 30, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of ST Online Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of ST Online Corp. (A Development Stage Company) as of September 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit accumulated for the period from August 27, 2004 (Date of Inception) to September 30, 2005 and the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ST Online Corp. (A Development Stage Company), as of September 30, 2005 and 2004, and the results of its operations and its cash flows accumulated for the period from August 27, 2004 (Date of Inception) to September 30, 2005 and the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS
Vancouver, Canada
December 8, 2005

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30,	September 30,
	2005	2004
	$	$

ASSETS

Current Assets

Cash	1,841	5,100

Total Current Assets	1,841	5,100

Intangible Assets (Note 3)	-	4,348

Total Assets	1,841	9,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	11,873	-
Accrued liabilities	7,700	3,750
Due to related parties (Note 4)	24,896	20,261

Total Liabilities	44,469	24,011

Stockholders' Deficit

Common Stock (Note 5):
Authorized: 100,000,000 common shares, par value $0.00001
Issued and outstanding: 4,000,000 common shares	40	40

Donated Capital (Note 4(c))	9,750	750

Deficit Accumulated During the Development Stage	(52,418)	(15,353)

Total Stockholders' Deficit	(42,628)	(14,563)

Total Liabilities and Stockholders' Deficit	1,841	9,448

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			From
	From		August 27, 2004
	August 27, 2004	For the Year	(Date of
	(Date of Inception)	Ended	Inception) to
	to September 30,	September 30,	September 30,
	2005	2005	2004
	$	$	$

Revenue	457	457	-

Expenses

Amortization	1,452	1,452	-
Impairment loss on intangible assets	2,896	2,896	-
Management fees (Note 4(c))	6,500	6,000	500
Office and general	741	592	149
Professional fees	37,053	23,303	13,750
Rent (Note 4(c))	3,250	3,000	250
Website development costs	983	279	704

Total Expenses	52,875	37,522	15,353

Net Loss	(52,418)	(37,065)	(15,353)

Net Loss Per Share - Basic and Diluted		(0.01)	-

Weighted Average Shares Outstanding		4,000,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	From		From
	August 27, 2004	For the Year	August 27, 2004
	(Date of Inception)	Ended	(Date of Inception)
	to September 30,	September 30,	to September 30,
	2005	2005	2005
	$	$	$

Operating Activities
Net loss	(52,418)	(37,065)	(15,353)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,452	1,452	-
Impairment loss on intangible assets	2,896	2,896	-
Expenses settled with issuance of debt	728	-	728
Donated services and rent	9,750	9,000	750

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,573	15,823	3,750
Due to related parties	10,125	-	10,125

Net Cash Flows Used in Operating Activities	(7,894)	(7,894)	-

Net Cash Flows Used in Investing Activities	-	-	-

Financing Activities
Advances from related parties	10,145	5,085	5,060
Repayments to related parties	(450)	(450)	-
Proceeds from issuance of common shares	40	-	40

Net Cash Flows Provided by Financing Activities	9,735	4,635	5,100

Increase (Decrease) in Cash	1,841	(3,259)	5,100
Cash - Beginning of Period	-	5,100	-

Cash - End of Period	1,841	1,841	5,100

Non-cash Investing and Financing Activities
Expenses settled with issuance of debt	728	-	728
Purchase of intangible assets by issuance of debt	4,348	-	4,348

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Stockholders' Deficit
From August 27, 2004 (Date of Inception) to September 30, 2005
(Expressed in U.S. dollars)

				Deficit
				Accumulated
				During the
	Common		Donated	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance - August 27, 2004 (Date of Inception)	-	-	-	-	-

Common stock issued for cash	4,000,000	40	-	-	40

Donated services and rent (Note 4(c))	-	-	750	-	750

Net loss for the period	-	-	-	(15,353)	(15,353)

Balance - September 30, 2004	4,000,000	40	750	(15,353)	(14,563)

Donated services and rent (Note 4(c))	-	-	9,000	-	9,000

Net loss for the year	-	-	-	(37,065)	(37,065)

Balance - September 30, 2005	4,000,000	40	9,750	(52,418)	(42,628)

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Development Stage Company
ST Online Corp. (the "Company") was incorporated in the State of Nevada on August 27, 2004.

The Company is based in Vancouver, British Columbia, Canada and its principal business is as an online website that enables customers to purchase and download tennis lesson video clips. The Company acquired the rights to the website from a principal shareholder by the issue of debt in the amount of $4,348. Refer to Note 4(b).

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2005, the Company has a working capital deficiency of $42,628 and has accumulated losses of $52,418 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to raise a minimum of $100,000 by selling 1,000,000 common shares and a maximum of $200,000 by selling 2,000,000 common shares at $0.10 per share. If the minimum is not raised within 180 days of the SB-2 Registration Statement being declared effective all funds will be returned to the subscribers. The SB-2 Registration Statement has been declared effective.

2.	Summary of Significant Accounting Principles
	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company's fiscal year end is September 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
	d)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Financial Instruments

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)
	f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Costs associated with the website consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred. The Company recognized an impairment loss of $2,896 during the year ended September 30, 2005 as there is no assurance the Company will be able to generate sufficient revenues to become profitable.

	h)	Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to September 30, 2005 consists solely of the direct sale of lessons through the Company's website.

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)
	l)	Recent Accounting Pronouncements (continued)

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.	Intangible Assets			September 30,	September 30,
				2005	2004
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$
	Website development costs	4,348	4,348	-	4,348

The Company recognized $1,452 of amortization during the year ended September 30, 2005. The Company recognized an impairment loss of $2,896 during the year ended September 30, 2005 as there is no assurance the Company will be able to generate sufficient revenues to become profitable.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

4.	Related Party Transactions

	a)	An amount of $20,185 (2004 - $15,185) owing to the Secretary of the Company is non-interest bearing, unsecured and due on demand.
	b)

The Company is indebted to the President of the Company for $4,711 (2004 - $5,076), which is non-interest bearing, unsecured and due on demand. This debt was incurred for the reimbursement of website development costs of $5,052, of which $4,348 was capitalized, the reimbursement of office costs of $24 and the advancement of $85. During the year ended September 30, 2005, the Company repaid $450.

	c)

The President of the Company provided management services and office premises to the Company at no charge. Donated services valued at $500 per month and donated office premises valued at $250 per month were charged to operations and recorded as donated capital.

5.	Common Stock

	On August 27, 2004 the Company issued 4,000,000 shares of common stock at a price of $0.00001 per share for cash proceeds of $40.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $39,100 for tax purposes which expire starting in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	The components of the net deferred tax asset at September 30, 2005 and 2004, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:
			2005	2004
			$	$

		Net Operating Loss	39,100	13,900

		Statutory Tax Rate	35%	35%

		Effective Tax Rate	-	-

		Deferred Tax Asset	13,700	4,900

		Valuation Allowance	(13,700)	(4,900)

		Net Deferred Tax Asset	-	-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to September 30, 2005, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Scott Pedersen	43	president , treasurer, chief financial officer,
359 - 240th Street		and a member of the board of directors
Langley, British Columbia
Canada V3A 6H5

Elena Avdasseva	25	secretary and a member of the board of
101-1515 Broadway East		directors
Vancouver, British Columbia
Canada V5N 1V9

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Since August 27, 2004, Scott Pedersen has been our president, treasurer, chief financial officer and a member of our board of directors. Since April 1998, Mr. Pedersen has been the Head Tennis Professional at Whistler Valley Tennis Club, Whistler, British Columbia, Canada. From January 1996 to March 1999, Mr. Pedersen was Assistant Tennis Professional at Hazelmore Golf and Country Club. From April 1994 to March 1996, Mr. Pedersen was a tennis professional at Whistler Valley Tennis Club, Whistler, British Columbia, Canada.

Since August 27, 2004, Elena Avdasseva has been our secretary and a member of our board of directors. From January 2003 to January 2004 Ms. Avdasseva was a Customer Service Representative at MCI Telephone Company, from January 2004 Ms. Avdasseva was a customer service representative for Startec Long Distance Company. From January 1999 to January 2003, Ms. Avdasseva has been a student attending South Hill Education Center, VCC, Langara College.

Conflicts of Interest

The only conflict that we foresee are that our officers and directors devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on August 27, 2004 through September 30, 2005, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names				Compen-	SARs	Restricted	LTIP	Compen-
Executive Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Scott Pedersen	2005	0	0	0	0	0	0	0
President, Treasurer and	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0

Elena Avdasseva	2005	0	0	0	0	0	0	0
Secretary and Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership

Scott Pedersen	1,500,000	37.50%
359 - 240th Street
Langley, British Columbia
Canada V3A 6H5

Elena Avdasseva	2,500,000	62.50%
101-1515 Broadway East,
Vancouver, British Columbia
Canada V5N 1V9

[1]     The persons named above are our only promoters.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2004, we issued a total of 1,500 000 shares of restricted common stock to Scott Pedersen in consideration of $15 and 2,500,000 restricted shares of common stock to Elena Avdasseva in consideration of $25.

On October 11, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-121114, permitting us to offer up to 10,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our initial public offering.

PART IV

ITEM 13.     EXHIBITS.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file number 333-121114 on December 9, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
23.1	Consent of Manning Elliott, Chartered Accountants.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Manning Elliott LLP for our audit of annual financial statements and review of financial statements included in our Form SB-2 Registration Statement and this Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

	2005	2004
Audit	5,890	3,900
Audit-Related	-	-
Tax	-	-
Other	-	-

Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2006.

ST ONLINE CORP.

BY:	/s/ Scott Pedersen
Scott Pedersen, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Scott Pedersen	President, Principal Executive Officer, Treasurer,	January 10, 2006
Scott Pedersen	Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

/s/ Elena Avdasseva	Secretary and a member of the Board of Directors.	January 10, 2006
Elena Avdasseva