Form 10QSB
period 2005-12-31
ST Online Corp.
filed 2006-02-21
CIK 1310982

=========================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the period ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the transition period from

ST ONLINE CORP.
(Name of small business issuer in its charter)

Commission File Number 000-51712

Nevada	71-0971567
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

359 - 240th Street
Langley, British Columbia
Canada V3A 6H5
(Address of principal executive offices, including zip code)

(604) 534-3879
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at February 21, 2006, the issuer had 4,000,000 common shares issued and outstanding.

=========================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	September 30,
	2005	2005
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	73,146	1,841

Total Current Assets	73,146	1,841

Property and Equipment (Note 3)	3,340	-

Total Assets	76,486	1,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	300	11,873
Accrued liabilities	9,350	7,700
Due to related parties (Note 4)	5,000	24,896

Total Liabilities	14,650	44,469

Stockholders' Equity (Deficit)

Common Stock:
Authorized: 100,000,000 common shares, par value $0.00001
Issued: 4,000,000 common shares	40	40

Common Stock Subscribed	112,065	-

Stock Subscriptions Receivable	(100)	-

Donated Capital	12,000	9,750

Deficit Accumulated During the Development Stage	(62,169)	(52,418)

Total Stockholders' Equity (Deficit)	61,836	(42,628)

Total Liabilities and Stockholders' Equity (Deficit)	76,486	1,841

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	From	For the	For the
	August 27, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$

Revenue	571	114	105

Expenses

Amortization	1,452	-	363
Impairment loss on intangible assets	2,896	-	-
Management fees (Note 4(b))	8,000	1,500	1,500
Office and general	4,006	3,265	76
Professional fees	41,403	4,350	2,400
Rent (Note 4(b))	4,000	750	750
Website development costs	983	-	-

Total Expenses	62,740	9,865	5,089

Net Loss	(62,169)	(9,751)	(4,984)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		4,000,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	$	$
Operating Activities

Net loss	(9,751)	(4,984)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	-	363
Donated services and rent	2,250	2,250

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,923)	(1,500)

Net Cash Flows Used in Operating Activities	(17,424)	(3,871)

Investing Activities

Purchase of property and equipment	(3,340)	-

Net Cash Flows Used in Investing Activities	(3,340)	-

Financing Activities

Advances from related parties	-	85
Repayments to related parties	(19,896)	-
Proceeds from share subscriptions received	111,965	-

Net Cash Flows Provided by Financing Activities	92,069	85

Increase (Decrease) in Cash	71,305	(3,786)

Cash - Beginning of Period	1,841	5,100

Cash - End of Period	73,146	1,314

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at December 31, 2005, the Company has working capital of $58,496 and has accumulated losses of $62,169 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on October 11, 2005, to raise a minimum of $100,000 by selling 1,000,000 common shares and a maximum of $200,000 by selling 2,000,000 common shares at $0.10 per share. If the minimum is not raised within 180 days of the SB-2 Registration Statement being declared effective all funds will be returned to the subscribers.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises. The Company's fiscal year end is September 30.

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

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	e)	Financial Instruments

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

	f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Property and Equipment
Property and equipment is recorded at cost and is being amortized on a straight-line basis over the estimated life of three years.

	h)	Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements. Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to December 31, 2005 consists solely of the direct sale of lessons through the Company's website.

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	m)	Recent Accounting Pronouncements (continued)

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

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

				December 31,	September 30,
				2005	2005
				Net Carrying	Net Carrying
			Accumulated	Value	Value
		Cost	Amortization	$	$
		$	$	(unaudited)	(audited)

	Office Equipment	3,340	-	3,340	-

4.	Related Party Transactions

	a)	An amount of $5,000 (September 30, 2005 - $20,185) owing to the Secretary of the Company is non-interest bearing, unsecured and due on demand.
	b)	An amount of $nil (September 30, 2005 - $4,711) owing to the President of the Company is non-interest bearing, unsecured and due on demand.
c)

The President of the Company provided management services and office premises to the Company at no charge. Donated services valued at $500 per month and donated office premises valued at $250 per month were charged to operations and recorded as donated capital.

5.	Common Stock

During the three month period ended December 31, 2005, the Company accepted stock subscriptions for 1,120,650 shares of common stock at $0.10 per share for proceeds of $112,065. To December 31, 2005, the Company had received $111,965. The balance of $100 was received subsequently.

6.	Subsequent Event

In January, 2006, the Company received $100 from common stock subscriptions.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of our quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. As of December 31, 2005 we have generated $571 in revenues from the sale of tennis lessons since inception.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. We do not anticipate initiating significant operations until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our website will be sufficiently developed to use for our operations in about 70 days.

We believe our current cash will last one year. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We currently have no plans to raise additional cash other than through our operations.

Plan of Operation

We have completed our public offering and have established the following milestones with respect to our operations:

  Establish our office and acquire the equipment we need to begin operations. Establishing our offices will take approximately a month from the date of this report. We believe that it will cost $10,000 to establish our office. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

  After our office is established, which we said should be in approximately one month, we intend to contact and negotiate with large manufacturers and suppliers of tennis products, such as HEAD, PRINCE among others, to offer their products on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Tidal Multimedia Inc. complete the initial development our website. We believe we should have one contract signed within 30 days of setting up our office. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website completely operational and $5,000 to have our data base initially ready to receive information. Both the initial full operation of the website and the data base will be ready 60 days from the signing of our first contract with a major supplier. At that point we will be able to accept orders for products we will sell. We currently sell tennis lessons on our website and our website is functional with respect to the sale of the tennis lessons. Further, we have already completed production and are selling the four tennis lessons referred to in the Business section of this quarterly report. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering, lessons, equipment and products, we will pass on industry information to tennis players that we acquire in the course of our operations.

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

In summary, we should be in full operation and receiving orders within 90 days. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on August 27, 2004 to December 31, 2005

During the period we incorporated the company, hired the attorney for the preparation of this Registration Statement and an auditor to audit our financial statements. We contracted Tidal Multimedia Inc. to create an Internet website with the domain name "www.simpletennis.com". Our loss from inception to December 31, 2005 was $62,169 of which $41,403 was for professional fees; $1,452 was for the amortization of website development costs; $4,006 was for general office costs; $983 was for the development of the website; $4,000 was for donated rent; and, $8,000 was for donated management fees contributed by the president for the development of the business and $2,896 for the impairment loss on intangible assets. We have generated $571 in revenues. We expect to begin full operations 100 days from the date of this report.

Liquidity and capital resources

As of December 31, 2005, we have generated $571 in revenues.

In August 2004, we issued 4,000,000 shares of common stock through a private placement of securities to our officers and directors. We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock at $0.10 to 96 persons and corporations and raised $117,065. As at December 31, 2005, $111,965 in share subscriptions have been received.

As at December 31, 2005, we had a working capital of $58,496. As of December 31, 2005, our total assets were $73,486, which consisted of $73,146 in cash and $3,340 in equipment; and our total liabilities were $14,650 comprised of $5,000 due a related party and $9,650 in accountants payable and accrued liabilities.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard did not have a material impact on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES.

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

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock to 96 persons and corporations and raised $117,065. Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$4,210
Website development	0
Database	3,340
Marketing and advertising	0
Establishing an office	8,516
Salaries	0
Working capital	34,469
TOTAL	$50,535

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2006.

ST ONLINE CORP.

BY:	/s/ Scott Pedersen
Scott Pedersen, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Scott Pedersen	President, Principal Executive Officer, Treasurer,	February 21, 2006
Scott Pedersen	Principal Financial Officer and Principal Accounting Officer.

/s/ Elena Avadasseva	Secretary and a member of the Board of Directors.	February 21, 2006
Elena Avadasseva