Form 10QSB
period 2006-03-31
ST Online Corp.
filed 2006-05-16
CIK 1310982

============================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at May 15, 2006, the issuer had 4,000,000 common shares issued and outstanding.

============================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

ST Online Corp.
(A Development Stage Company)
March 31, 2006

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	September 30,
	2006	2005
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	45,692	1,841

Total Current Assets	45,692	1,841

Property and Equipment (Note 3)	3,796	-

Total Assets	49,488	1,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	5,000	11,873
Accrued liabilities	-	7,700
Due to related parties (Note 4)	5,000	24,896

Total Liabilities	10,000	44,469

Stockholders' Equity (Deficit)

Common Stock:
Authorized: 100,000,000 common shares, par value $0.00001
Issued: 4,000,000 common shares	40	40

Common Stock Subscribed (Note 5)	112,065	-

Donated Capital	14,250	9,750

Deficit Accumulated During the Development Stage	(86,867)	(52,418)

Total Stockholders' Equity (Deficit)	39,488	(42,628)

Total Liabilities and Stockholders' Equity (Deficit)	49,488	1,841

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From	For the	For the	For the	For the
	August 27, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	596	25	64	139	169

Expenses

Amortization	1,731	279	363	279	726
Impairment loss on intangible assets	2,896	-	-	-	-
Management fees (Note 4(c))	9,500	1,500	1,500	3,000	3,000
Office and general	10,214	6,208	24	9,473	100
Professional fees	55,525	14,122	2,730	18,472	5,130
Rent (Note 4(c))	4,750	750	750	1,500	1,500
Website development costs	2,847	1,864	279	1,864	279

Total Expenses	87,463	24,723	5,646	34,588	10,735

Net Loss	(86,867)	(24,698)	(5,582)	(34,449)	(10,566)

Net Loss Per Share - Basic and Diluted		(0.01)	-	(0.01)	-

Weighted Average Shares Outstanding		4,000,000	4,000,000	4,000,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended March 31, 2006 $	For the Six Months Ended March 31, 2005 $

Operating Activities

Net loss	(34,449)	(10,566)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	279	726
Donated services and rent	4,500	4,500

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,573)	950

Net Cash Flows Used in Operating Activities	(44,243)	(4,390)

Investing Activities

Purchase of property and equipment	(4,075)	-

Net Cash Flows Used in Investing Activities	(4,075)	-

Financing Activities

Repayments to related parties	(19,896)	(140)
Proceeds from share subscriptions received	112,065	-

Net Cash Flows Provided by Financing Activities	92,169	(140)

Increase (Decrease) in Cash	43,851	(4,530)

Cash - Beginning of Period	1,841	5,100

Cash - End of Period	45,692	570

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2006, the Company has working capital of $35,692 and has accumulated losses of $86,867 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on October 11, 2005, to raise a minimum of $100,000 by selling 1,000,000 common shares and a maximum of $200,000 by selling 2,000,000 common shares at $0.10 per share. The minimum has been raised as at March 31, 2006. See Note 5.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

e)	Financial Instruments

The fair values of financial instruments which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to March 31, 2006 consists solely of the direct sale of lessons through the Company's website.

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

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

l)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

m)	Interim Financial Statements

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

n)	Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board ("FASB") has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

				March 31,	September 30,
				2006	2005
				Net Carrying	Net Carrying
			Accumulated	Value	Value
		Cost	Amortization	$	$
		$	$	(unaudited)

	Office Equipment	4,075	279	3,796	-

4.	Related Party Transactions

a)	An amount of $5,000 (September 30, 2005 - $20,185) owing to the Secretary of the Company is non-interest bearing, unsecured and due on demand.

b)	An amount of $nil (September 30, 2005 - $4,711) owing to the President of the Company is non-interest bearing, unsecured and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. Donated services valued at $500 per month and donated office premises valued at $250 per month were charged to operations and recorded as donated capital.

5.	Common Stock

During the six month period ended March 31, 2006, the Company received cash proceeds of $112,065 from common stock subscriptions for 1,120,650 shares of common stock at $0.10 per share pursuant to its SB-2 Registration Statement.

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

We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. As of March 31, 2006, we have generated $596 in revenues from the sale of tennis lessons since inception.

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

Results of operations

From Inception on August 27, 2004 to March 31, 2006

During the period we incorporated the company, hired the attorney for the preparation of this Registration Statement and an auditor to audit our financial statements. We contracted Tidal Multimedia Inc. to create an Internet website with the domain name "www.simpletennis.com". Our loss from inception to March 31, 2006 was $86,867 of which $55,525 was for professional fees; $1,731 was for the amortization of office equipment; $10,214 was for general office costs; $2,847 was for the development of the website; $4,750 was for donated rent; and, $9,500 was for donated management fees contributed by the president for the development of the business and $2,896 for the impairment loss on intangible assets. We have generated $596 in revenues. We expect to begin full operations 100 days from the date of this report.

Liquidity and capital resources

As of March 31, 2006, we have generated $596 in revenues.

In August 2004, we issued 4,000,000 shares of common stock through a private placement of securities to our officers and directors. We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock at $0.10 to 96 persons and corporations and raised $117,065. As at March 31, 2006, $112,065 in share subscriptions have been received.

As at March 31, 2006, we had working capital of $35,692. As of March 31, 2006, our total assets were $49,488, which consisted of $45,692 in cash and $3,796 in equipment; and our total liabilities were $10,000 comprised of $5,000 due a related party and $5,000 in accounts payable.

Recent accounting pronouncements

In 2006, the Financial Accounting Standards Board ("FASB") has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock to 96 persons and corporations and raised $117,065. Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$14,122
Website development	1,864
Database	0
Marketing and advertising	0
Establishing an office	6,208
Salaries	0
Working capital	49,179
TOTAL	$71,373

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2006.

ST ONLINE CORP.

BY:	SCOTT PEDERSEN
Scott Pedersen, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

SCOTT PEDERSEN	President, Principal Executive Officer, Treasurer,	May 16, 2006
Scott Pedersen	Principal Financial Officer and Principal Accounting Officer.

ELENA AVDASSEVA	Secretary and a member of the Board of Directors.	May 16, 2006
Elena Avdasseva