Form 10QSB
period 2006-06-30
ST Online Corp.
filed 2006-08-14
CIK 1310982

============================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at August 14, 2006, the issuer had 4,000,000 common shares issued and outstanding.

============================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	June 30,	September 30,
	2006	2005
	$	$

ASSETS

Current Assets

Cash	27,794	1,841

Total Current Assets	27,794	1,841

Property and Equipment (Note 3)	3,456	-

Total Assets	31,250	1,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	-	11,873
Accrued liabilities	4,793	7,700
Due to related parties (Notes 4(a) and (b))	5,000	24,896

Total Liabilities	9,793	44,469

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock:
Authorized: 100,000,000 common shares, par value $0.00001
Issued: 5,120,650 and 4,000,000 common shares, respectively)	51	40

Additional Paid-in Capital	112,054	-

Donated Capital (Note 4(c))	16,500	9,750

Deficit Accumulated During the Development Stage	(107,148)	(52,418)

Total Stockholders' Equity (Deficit)	21,457	(42,628)

Total Liabilities and Stockholders' Equity (Deficit)	31,250	1,841

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	August 27, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	686	90	104	229	273

Expenses

Amortization	2,071	340	363	619	1,089
Impairment loss on intangible assets	2,896	-	-	-	-
Management fees (Note 4(c))	12,545	1,500	1,500	6,045	4,500
Office and general	15,501	5,287	38	14,760	138
Professional fees	66,474	12,494	2,550	29,421	7,680
Rent (Note 4(c))	5,500	750	750	2,250	2,250
Website development costs	2,847	-	-	1,864	279

Total Expenses	107,834	20,371	5,201	54,959	15,936

Net Loss	(107,148)	(20,281)	(5,097)	(54,730)	(15,663)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	-

Weighted Average Shares Outstanding		5,062,000	4,000,000	4,681,000	4,000,000

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	$	$

Operating Activities

Net loss	(54,730)	(15,663)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	619	1,089
Donated services and rent	6,750	6,750

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,780)	1,200

Net Cash Flows Used in Operating Activities	(62,141)	(6,624)

Investing Activities

Purchase of property and equipment	(4,075)	-

Net Cash Flows Used in Investing Activities	(4,075)	-

Financing Activities

Advances from related parties	-	4,860
Repayments to related parties	(19,896)
Proceeds from issuance of common stock	112,065	-

Net Cash Flows Provided by Financing Activities	92,169	4,860

Increase (Decrease) in Cash	25,953	(1,764)

Cash - Beginning of Period	1,841	5,100

Cash - End of Period	27,794	3,336

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

1.	Nature of Operations and Continuance of Business

ST Online Corp. (the "Company") was incorporated in the State of Nevada on August 27, 2004. The Company is based in Vancouver, British Columbia Canada and its principal business is as an online website that enables customers to purchase and download tennis lesson video clips. The Company acquired the rights to the website from a principal shareholder by the issuance of debt in the amount of $4,348.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2006, the Company has working capital of $18,001 and has accumulated losses of $107,148 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on October 11, 2005, to raise a minimum of $100,000 by selling 1,000,000 common shares and a maximum of $200,000 by selling 2,000,000 common shares at $0.10 per share. Refer to Note 5.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7," Accounting and Reporting by Development Stage Enterprises". The Company's fiscal year end is September 30.

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.	Summary of Significant Accounting Principles (continued)

	e)	Financial Instruments

The fair value of financial instruments which include cash, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to June 30, 2006 consists solely of the direct sale of lessons through the Company's website.

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 " Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have as material effect on the Company's results of operations or financial position.

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

The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

3.	Property and Equipment

				June 30,	September 30,
				2006	2005
				Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Office Equipment	4,075	619	3,456	-

4.	Related Party Transactions

	a)	An amount of $5,000 (September 30, 2005 - $20,185) owing to the Secretary of the Company is non-interest bearing, unsecured and due on demand.

	b)	An amount of $nil (September 30, 2005 - $4,711) owing to the President of the Company is non-interest bearing, unsecured and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. Donated services valued at $500 per month and donated office premises valued at $250 per month were charged to operations and recorded as donated capital. For the nine month period ended June 30, 2006, donated services of $4,500 and donated office premises of $2,250 were recorded.

5.	Common Stock

During the nine month period ended June 30, 2006, the Company received cash proceeds of $112,065 from the issuance of 1,120,650 shares of common stock at $0.10 per share pursuant to its SB-2 Registration Statement.

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

We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. For the nine months ended June 30, 2006, we have generated approximately $229 in revenues from the sale of tennis lessons.

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

3.   After our office is established, which we said should be 10 days after completing our offering, we intend to contact and negotiate with large manufacturers and suppliers of tennis products, such as HEAD, PRINCE among others, to offer their products on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. Once we have signed at least one contract, we will have Tidal Multimedia Inc. complete the initial development our website. We believe we should have one contract signed within 30 days of setting up our office. The execution of additional contracts with suppliers and the development of the website will be ongoing during the life of our operations. As more products are added and as our customer data base expands, we will be upgrading our website. We believe that it will cost up to $10,000 in order to have our website completely operational and $5,000 to have our data base initially ready to receive information. Both the initial full operation of the website and the data base will be ready 60 days from the signing of our first contract with a major supplier. At that point, we will be able to accept orders for products we will sell. We currently sell tennis lessons on our website and our website is functional with respect to the sale of the tennis lessons. Further, we have already completed production and are selling the four tennis lessons referred to in the Business section of this annual report. As additional contracts are signed with suppliers, we will up-grade the website. As our customer base increases, we will up-grade the data base. Both upgrades will be ongoing during the life of our operations. In addition to offering lessons, equipment and products, we will pass on industry information to tennis players that we acquire in the course of our operations.

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

8.   Once the website is fully operational; we will offer products for sales based on negotiated agreements with various manufacturers and suppliers. When sales orders from the website commences, we intend to hire 1 or 2 part-time salesperson(s) to handle our Internet transactions.

In summary, we should be in full operation and receiving orders within 100 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after commencing operations.

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

Results of operations

From Inception on August 27, 2004 to June 30, 2006

During the period, we contracted Tidal Multimedia Inc. to create an Internet website with the domain name "www.simpletennis.com". Our loss from inception to June 30, 2006 is $107,148 of which $66,474 is for professional fees in connection with this report; $2,071 is for the amortization of website development costs; $15,501 is for general office costs; $2,847 is for the development of the website; $5,500 for donated rent; and, $12,545 in donated management fees contributed by the president for the development of the business cost of the impairment of intangible assets. We have generated $686 in revenues. We expect to begin full operations 100 days after we complete our public offering.

Since inception, we sold 4,000,000 shares of common stock to our officers and directors for $40.

Liquidity and capital resources

As of the date of this quarterly report, we have generated $686 in revenues.

In August 2004, we issued 4,000,000 shares of common stock through a private placement of securities to our officers and directors. We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of June 30, 2006, our total current assets were $27,794 and our total current liabilities were $9,793 for a working capital surplus of $18,001. Scott Pedersen and Elena Avdasseva are owed $5,000, for cash advances and expenses paid for on behalf of the Company.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock to 96 persons and corporations and raised $117,065. Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$4,210
Website development	0
Database	3,340
Marketing and advertising	0
Establishing an office	13,803
Salaries	0
Working capital	34,469
Professional Fees	12,494
TOTAL	$68,316

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2006.

ST ONLINE CORP.

BY:	SCOTT PEDERSEN
Scott Pedersen, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

SCOTT PEDERSEN	President, Principal Executive Officer, Treasurer,	August 14, 2006
Scott Pedersen	Principal Financial Officer and Principal Accounting Officer.

ELENA AVDASSEVA	Secretary and a member of the Board of Directors.	August 14, 2006
Elena Avdasseva