Form 10KSB
period 2006-09-30
ST Online Corp.
filed 2007-01-12
CIK 1310982

=======================================================================================================

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended September 30, 2006

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

====================================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $728,803 as of December 31, 2006.

Number of shares outstanding of the registrant's class of common stock, as of December 31, 2006: 5,170,650.

The Company recorded $229 of revenues for its most fiscal year ended September 30, 2006.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be "Forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "forward-looking statements"). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a >penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Nevada on August 27, 2004. We have started limited operations which are limited to developing our website. We operate a website (www.simpletennis.com) that offers downloadable tennis lessons, ebooks and we intend to offer other tennis related products to individual retail customers in the future. We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. We have developed a website and initiated its operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. For the year ended September 30, 2006 we generated revenue of $229 and for the year ended September 30, 2005 we generated revenues of $457 from the sale of tennis lessons. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 359 - 240th Street, Langley, British Columbia, Canada V3A 6H5. Our telephone number is (604) 534-3879. This is the office of our President, Scott Pedersen. The offices are located in his home. Our mailing address is at 101 - 1515 Broadway East, Vancouver, British Columbia, Canada V5N 1V9. We use the space on a rent free basis. We intend to look for new office space, subject to the successful completion of our public offering.

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

Tennis Lesson products

We offer tennis lesson video clips and tennis lesson e-books on-line for a fee. Both products are downloadable to the customer's personal computer and may be viewed as often as the customer likes.

We offer four tennis lessons video clips which are forehand, backhand, volley and serve. We offer four tennis ebooks which are Introduction to Playing Doubles, Techniques of Playing Doubles I, Techniques of Playing Doubles II and Tactics for Playing Doubles.

If tennis video clip download revenues increase significantly, we intend to develop lessons for doubles play, advanced stroke action and overhead smash. We estimate the cost to be approximately $3,000 per video which includes the cost of filming, producing and placement of the video on the website. Each of the lessons is observable from various angles and in slow motion. While the lesson is being reviewed, a narrator gives tips and hints for successful performance.

The lessons are ideal for beginners and intermediate level players of all ages. There are four separate lessons: (1) forehand; (2) backhand; (3) volley; and; (4) serve. Each lesson costs $9.95. A package of all four lessons is $29.95. Each lesson provides instruction on foot placement; body posture; grip and stroke. The approximate length of each lesson is three minutes. We have increased the cost of our video download clips during the year in an attempt to boost revenues. Last year, the cost per download of a single video clip lesson was $4.95 and $14.95 for all four clips.

Products

We added four e-book products to our product line which are: Introduction to Playing Doubles, Techniques of Playing Doubles I, Techniques of Playing Doubles II and Tactics for Playing Doubles. The cost of each ebook is $3.97 or $9.97 for all four.

We delayed our plan to offer tennis equipment over our website until market conditions warrant. These products will be offered at prices marked-up from the price we pay manufacturers.

We have hired a consultant during the year to recommend product and pricing changes. As a result we changed the prices of our products and added ebooks. The information is part of our marketing program.

Website

Tidal Multimedia Inc. developed our initial website and are currently in the process of developing an updated version of our website which is in beta testing currently at our site simpletennis.com. Tidal provides a wide array of website support services for our website including email services.

The website is intended to be a destination site focused on novice tennis players. We have accumulated a customer data base that will have generated from selling tennis videos and other products on our website and we intend to keep this information confidential.

During the year we added additional features to our website including several forums. Forums are designed to allow any person to log on and discuss a variety of topics with other users in a community type environment for free. The foums offered on the Simpletennis.com website are: General Banter & Gossip, Getting Started, Introductions, Meet and Greet Players Lounge and My Game.

We have recently updated the website graphics, look and feel of our website. We also added a new biography of Scott Pederson.

We added several links to various similar websites including www.TennisTeacher.com, ww.virtualtennisacademy.com,.coachtennis.net/, www.MindTennis.com www.fgbradleys.com to offer convenient tennis links our users.

Customer Service and Refund Policy

We offer email support via our website by emailing Scott Pederson at scott@simpletennis.com.

Furthermore, we offer a 30-day money back guarantee. Our 30-day money back guarantee applies to all of our products including our tennis videos.

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

Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process or paypal. Charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

Status of our public offering

On October 11, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-121114, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. On June 6th, 2006 the company completed it's initial public offering and issued 1,120,650 shares for gross proceeds of $112,065.

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

USTA.COM, TENNISPRO.COM, WWW.TENNISTEACHER.COM, WW.VIRTUALTENNISACADEMY.COM, uspta.com, www.tenniswarrior.com offer similar lessons, products and services as us.

The industry which supplies online tennis lessons and retail of tennis related products is fragmented with no one website possessing any significant percentage of market share. Our competitive position within the industry is negligible in light of the fact that we have started very limited operations. Older, well established tennis related websites with records of success will attract qualified clients away from us. Some of our competition offer downloadable tennis lessons for free. Since we have extremely limited operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services relative to products and with respect to lessons, we believe we have a superior position because the quality and reputation of our president, who is a seasoned established tennis professional. We intend to be able to attract and retain customers by offering a breadth of lessons and products on our website through our president's reputation in the tennis world. We will offer attractive, competitive pricing and will be responsive to all our customers' needs.

Scott Pedersen, our president will be devoting approximately 20 hours a week to our operations. Oxana Avdasseva, a member of the board of directors and our secretary will be devoting approximately 5 hours a week to our operations. As a result, operations may be periodically interrupted or suspended which could result in a reduction of revenues and a cessation of operations.

Marketing

We intend to market our website in Canada and the United States primarily through Search engine optimization. We intend to target novice tennis players. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and and affinity sites. Affinity sites are sites that are not owned by us, but are linked to us. For example, one of the manufactures from whom we purchase equipment may set up a link from its web site to our web site.

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

  We were incorporated in August 2004 and we have had limited business operations and limited revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $119,356 of which $114,735 is for selling, general and administrative expenses, $2,411 is for the amortization of website development costs, and 2,896 is for impairment loss on intangible assets. Our ability to achieve and attain profitability and positive cash flow is dependent upon our ability to generate substantially more revenues.

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and have only generated revenues of $229 for the year ending September 30, 2006. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

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

  We are solely dependent upon raising additional funds to advance our business, we have limited capital resources which are insufficient to achieve adequate revenues to remain in business. We need to obtain additional financing which may not be available.

  We have limited operations. Our cash balance as at September 30, 2006 was $16,233. This amount will enable us, to remain in business for approximately three months. We need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

  Because we are small and do not have much capital, we must limit marketing our services to potential customers and suppliers. As a result, we may not be able to attract enough customers or suppliers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit marketing our website to potential customers and suppliers. The sale of tennis lessons through our website is how we will generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to advertise on our website or purchase tennis lessons to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  We have not entered into any contracts or negotiations with any major manufacturers or suppliers of tennis related products. If we are unable to enter into any contracts in the future, our planned revenues will be reduced by our inability to sell some tennis related products.

  If we intend to sell tennis products on our website we will have to build new relationships with manufacturers and suppliers. We will purchase tennis products directly from the manufacturer/supplier based upon orders we have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, will be used to acquire the product from the manufacturer. The basis for our mark-ups will be solely determined by us in order to generate a profit and remain competitive with other competitors. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities. We intend to source out and negotiate with large industry leaders such as HEAD, PRINCE, etc. among others to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we intend to locate and negotiate relationships with smaller, new manufacturers and suppliers, to offer their products on a more exclusive basis. We are not involved in negotiations with any major manufacturers and suppliers and do not intend to do so until after the offering is complete. If we are unable to enter into contracts with major suppliers we will be unable to sell their products. This will reduce the amount of our planned revenues.

  Because approximately $5,000 is owed to our officers and directors which is due on demand, they could demand payment at anytime. In the event they demand payment our operations could be adversely affected.

  We owe our officers and directors approximately $5,000 for advances made by them to initiate our operations and pay for our registration statement. The amounts owed to them are due on demand. Should they demand payment before we start generating adequate revenues, we could be without sufficient money to maximize our operations.

  Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting suppliers and customers and result in a lack of revenues which may cause us to cease operations.

  Our officers and directors will only be devoting limited time to our operations. Scott Pedersen, our president will be devoting approximately 25 hours a week to our operations. Oxanna Avdasseva, a member of the board of directors and our secretary will be devoting approximately 5 hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and cause us to cease operations.

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

ITEM 2.     DESCRIPTION OF PROPERTY

We own no property.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal fourth quarter of 2006, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "STOI." A summary of trading by quarter for the last two fiscal years is as follows:

	High Trade	Low Trade

7-01-06 to 9-29-06	$2.00	$1.60
4-01-06 to 6-30-06	$0	$0
1-01-06 to 3-31-06	$0	$0
10-01-05 to 12-31-05	$0	$0

7-01-05 to 9-30-05	$0	$0
4-01-05 to 6-30-05	$0	$0
1-01-05 to 3-31-05	$0	$0
10-01-04 to 12-31-04	$0	$0

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Of the 5,170,650 shares of common stock outstanding as of September 30, 2006, 4,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Status of our public offering

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock to 96 persons and corporations and raised $117,065. Since completing our public offering, we have used the proceeds as follows:

Offering Expenses, accounting and legal	$15,766
Website development	1,864
Consulting	27,481
Marketing and advertising	5,855
Establishing an office, office expenses	25,088
Management fees	8,495
Working capital	34,804
TOTAL	$119,356

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a January 11, 2007dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. Since inception we have generated approximately $686 in revenues from the sale of tennis lessons.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We are a start-up stage corporation with limited operations and minuscule revenues from our business operations.

Plan of Operation

We have negligible financial resources at present. We must raise funds to carry on our business, and execute our plan of operations for the next year.

We will explore options to raise further funds for operations, so that we may pay costs associated with legal, audit and accounting and regulatory requirements. We also seek to raise funds for general, administrative and marketing expenses and other funds required to execute our plan of operation. We will not be conducting any research and development, nor do we expect to purchase or sell any fixed assets. We believe that we will be able to raise some funds to stay in operation. If we do not raise sufficient funds our business will fail.

We have recently upgraded our website to become more modern and offer more products including e-books. We will market our new website online to try to garner more visitors, users and customers. We intend to market our e-books, which are available for sale on the website. We intend to continue to market our downloadable video clips which we have had on our website for sale for over a year. We will conduct marketing research to determine if we should bundle our e-book products together with our video downloads. If we raise sufficient funds, we may hire a consultant to provide advice on this issue, if we do not have sufficient funds, then we will do our own research. We will market our forums that we have recently created on the website. We believe that if we can attract customers to our forums (which are free), then they may also buy our video and e-book products.

If we raise sufficient funds, we may attempt to offer tennis products on our websites such as tennis rackets and balls. If we make this decision to offer these products, we will incur costs for website upgrades, inventory, and marketing. We anticipate the website upgrade to be approximately $4,000, marketing $5- 10,000, and inventory, $5,000. There is no guarantee that we can raise sufficient funds to initiate these plans. These plans are subordinated to our plans to market and sell more videos and e-books.

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

Results of operations

From Inception on August 27, 2004 to September 30, 2006

During the period, we incorporated the company, filed a registration statement with the Securities and Exchange Commission, completed our public offering, and initiated operations. Further, we contracted Tidal Multimedia Inc. to create an Internet website with the domain name "www.simpletennis.com". Our loss from inception to September 30, 2006 is $119,356, which $114,735 is for selling and general and administrative costs. We have generated $686 in revenues since our inception on August 27, 2004.

Since inception, we sold 5,170,650 shares of common stock and raised $ 117,105 from the sale of stock.

September 30, 2006 compared to September 30, 2005

Our total assets increased from $1,841 at September 30, 2005 to $16,233 at September 30, 2006. This was as a result of completing our public offering. Our total liabilities decreased from $44,469 at September 30, 2005 to $7,850 at September 30, 2006. This was as a result of spending cash raised in our public offering to decrease liabilities. Total stockholders equity (deficit) increased from a deficit of $42,628 at September 30, 2005 to an equity balance of $11,499 at September 30, 2006. This was as a result of completing our public offering.

Our revenues decreased from $457 at September 30, 2005 to $229 at September 30, 2006. This was as a result of increased competition including website' s that offer downloads for free and an aging design for our website. Our total business expenses increased from $37,065 at September 30, 2005 to $67,167 at September 30, 2006. This was as a result of a full year of operations compared to the prior year which was a partial year and increased expenditures made in conjunction with our business plan.

Liquidity and capital resources

As of the date of this registration statement, we have generated $686 in revenues.

In August 2004, we issued 4,000,000 shares of common stock through a private placement of securities to our officers and directors and raised $40. We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,170,650 shares of common stock to 96 persons and corporations and raised $117,065.

As of September 30, 2006, our total assets were $19,349 in cash and property and our total liabilities were $7,850 including $5,000 owed to Scott Pedersen and Elena Avdasseva for cash advances and expenses paid for on our behalf.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" .. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PART III

ITEM 7.     FINANCIAL STATEMENTS

ST Online Corp.
(A Development Stage Company)
September 30, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of ST Online Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of ST Online Corp. (A Development Stage Company) as of September 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from August 27, 2004 (Date of Inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ST Online Corp., as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from August 27, 2004 to September 30, 2006 in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
December 7, 2006

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2006 $	September 30, 2005 $

ASSETS

Current Assets

Cash	16,233	1,841
Total Current Assets	16,233	1,841

Property and Equipment (Note 3)	3,116	-

Total Assets	19,349	1,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,850	11,873
Accrued liabilities	-	7,700
Due to related parties (Note 4)	5,000	24,896

Total Liabilities	7,850	44,469

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock: Authorized: 100,000,000 common shares, par value $0.00001 Issued and outstanding: 5,120,650 and 4,000,000 shares, respectively	51	40

Additional Paid-in Capital	112,054	-

Donated Capital (Note 4(d))	18,750	9,750

Deficit Accumulated During the Development Stage	(119,356)	(52,418)

Total Stockholders' Equity (Deficit)	11,499	(42,628)

Total Liabilities and Stockholders' Equity (Deficit)	19,349	1,841

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	For the Year Ended September 30, 2006 $	For the Year Ended September 30, 2005 $	Accumulated from August 27, 2004 (Date of Inception) to September 30, 2006 $

Revenue	229	457	686

Expenses

Amortization	959	1,452	2,411
Impairment loss on intangible assets	-	2,896	2,896
Selling, general and administrative (Note 4(c))	66,208	33,174	114,735
Total Expenses	67,167	37,522	120,042
Net Loss	(66,938)	(37,065)	(119,356)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	4,820,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the Year Ended September 30, 2006 $	For the Year Ended September 30, 2005 $	Accumulated from August 27, 2004 (Date of Inception) to September 30, 2006 $

Operating Activities

Net loss	(66,938)	(37,065)	(119,356)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	959	1,452	2,411
Impairment loss on intangible assets	-	2,896	2,896
Expenses settled with issuance of debt	-	-	728
Donated services and rent	9,000	9,000	18,750

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(16,723)	15,823	2,850
Due to related parties	-	-	10,125
Net Cash Flows Used in Operating Activities	(73,702)	(7,894)	(81,596)
Investing Activities

Purchase of property and equipment	(4,075)	-	(4,075)
Net Cash Flows Used in Investing Activities	(4,075)	-	(4,075)

Financing Activities

Advances from related parties	-	5,085	10,145
Repayments to related parties	(19,896)	(450)	(20,346)
Proceeds from issuance of common stock	112,065	-	112,105
Net Cash Flows Provided by Financing Activities	92,169	4,635	101,904
Increase (Decrease) in Cash	14,392	(3,259)	16,233

Cash - Beginning of Year	1,841	5,100	-

Cash - End of Year	16,233	1,841	16,233

Non-cash Investing and Financing Activities

Expenses settled with issuance of debt	-	-	728
Purchase of intangible assets by issuance of debt	-	-	4,348

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From August 27, 2004 (Date of Inception) to September 30, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid- in	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - August 27, 2004 (Date of Inception)	-	-	-	-	-	-

Common stock issued for cash at $0.00001 per share	4,000,000	40	-	-	-	40

Donated services and rent	-	-	-	750	-	750

Net loss for the period	-	-	-	-	(15,353)	(15,353)

Balance - September 30, 2004	4,000,000	40	-	750	(15,353)	(14,563)

Donated services and rent	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(37,065)	(37,065)

Balance - September 30, 2005	4,000,000	40	-	9,750	(52,418)	(42,628)

Common stock issued for cash at $0.10 per share	1,120,650	11	112,054	-	-	112,065

Donated services and rent	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(66,938)	(66,938)

Balance - September 30, 2006	5,120,650	51	112,054	18,750	(119,356)	11,499

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2006, the Company has working capital of $8,383 and has accumulated losses of $119,356 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on October 11, 2005, to raise a minimum of $100,000 by selling 1,000,000 common shares and a maximum of $200,000 by selling 2,000,000 common shares at $0.10 per share. On June 6, 2006, the Company issued 1,120,650 shares of common stock at $0.10 per share pursuant to its SB-2 Registration Statement for proceeds of $112,065.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (" SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company's fiscal year end is September 30.

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

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, " Earnings per Share" . SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	g)	Property and Equipment

Property and equipment is recorded at cost and is being amortized on a straight-line basis over the estimated life of three years.

	h)	Long-lived Assets

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	i)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, " Revenue Recognition in Financial Statements" . Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to September 30, 2006 consists solely of the direct sale of lessons through the Company' s website.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company' s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R " Share Based Payments" , using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company' s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	m)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (" FASB" ) issued SFAS No. 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" .. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, " Fair Value Measurements" .. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, " Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (" FIN 48" ). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	m)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

	n)	Reclassifications

Certain reclassifications have been made to the prior period' s financial statements to conform to the current period' s presentation.

3.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2006 Net Carrying Value $	September 30, 2005 Net Carrying Value $

Office Equipment	4,075	959	3,116	-

4.	Related Party Transactions

	a)	An amount of $5,000 (September 30, 2005 - $20,185) owing to the Secretary of the Company is non-interest bearing, unsecured and due on demand.

	b)	An amount of $nil (September 30, 2005 - $4,711) owing to the President of the Company is non-interest bearing, unsecured and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. Donated services of $6,000 (2005 - $6,000) and donated office premises of $3,000 (2005 - $3,000) were charged to operations and recorded as donated capital.

5.	Common Stock

On June 6, 2006, the Company issued 1,120,650 shares of common stock at $0.10 per share pursuant to its SB-2 Registration Statement for proceeds of $112,065.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $97,000 for tax purposes which expire starting in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended September 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $20,250 and $8,800, respectively.

The components of the net deferred tax asset at September 30, 2006 and 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2006 $	September 30, 2005 $

Net Operating Loss	97000	39100

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	33950	13700

Valuation Allowance	(33,950)	(13,700)

Net Deferred Tax Asset	-	-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to September 30, 2006, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC' s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Scott Pedersen	43	president , treasurer, chief financial officer,
359 - 240th Street		and a member of the board of directors
Langley, British Columbia
Canada V3A 6H5

Oxana Avdasseva	22	secretary and a member of the board of
95-6141 Willingdon Avenue		directors
Burnaby, British Columbia
Canada V5H 2T9

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

From August 27, 2004 to October 16, 2006, Elena Avdasseva was our secretary and a member of our board of directors. From January 2003 to January 2004, Ms. Avdasseva was a Customer Service Representative at MCI Telephone Company, from January 2004, Ms. Avdasseva was a customer service representative for Startec Long Distance Company. From January 1999 to January 2003, Ms. Avdasseva has been a student attending South Hill Education Center, VCC, Langara College.

On October 16, 2006, Elena Avdasseva resigned as our secretary and member of the board of directors. Mr. Avdasseva's resignation was not as a result of any disagreement with us on any matter relating to our operations, policies or practices.

On October 16, 2006, Oxana Avdasseva was appointed secretary and a member of our board of directors. Since February 2005, Ms. Avdasseva has been an executive assistant at Lexington Energy Services located in Vancouver, British Columbia, Canada. Lexington Energy Services is engaged in the business of well-testing hydrogen systems. From June 2004 to February 2005, Ms. Advasseva was in charge of accounts receivable for Mr. Rooter, a plumbing company, located in Burnaby, British Columbia. From September 2003 to June 2004, Mr. Avdasseva was an office clerk at Studio 58, the theater department at Langara College, located in Vancouver, British Columbia. From February 2003 to September 2003, Ms. Avdasseva was a customer service representative for RMH Inbound Call Center, a phone company, located in Delta, British Columbia. From September 2001 to February 2003, Ms. Avdasseva was a sales representative/cashier for OFF the Wall, a clothing store located in Burnaby, British Columbia. From May 2000 to September 2001, Ms. Avdasseva was a sales clerk/cashier for Dolce Carezza, a clothing store located in Vancouver, British Columbia.

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

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all section 16(a) forms they file. None of our officers and directors have filed any reports required by section 16(a) of the Exchange Act and are therefore delinquent in connection therewith.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on August 27, 2004 through September 30, 2006, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Scott Pedersen	2006	0	0	0	0	0	0	0	0
President and	2005	0	0	0	0	0	0	0	0
Treasurer	2004	0	0	0	0	0	0	0	0

Oxana Avdasseva	2006	0	0	0	0	0	0	0	0
Secrertary	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

Elena Avdasseva	2006	0	0	0	0	0	0	0	0
Secretary	2005	0	0	0	0	0	0	0	0
(resigned)	2004	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Scott Pedersen	0	0	0	0	0	0	0

Oxana Avdasseva	0	0	0	0	0	0	0

Elena Avdasseva	0	0	0	0	0	0	0
(resigned)

All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership

Scott Pedersen	1,500,000	29.01%
359 - 240th Street
Langley, British Columbia
Canada V3A 6H5

Elena Avdasseva	2,500,000	48.35%
101-1515 Broadway East,
Vancouver, British Columbia
Canada V5N 1V9

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

ITEM 13.     EXHIBITS.

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file number 333-121114 on December 9, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following documents are incorporated by reference from our Form 10-KSB for the period ended September 30, 2005: included herein:

Exhibit No.	Document Description

14.1	Code of Ethics
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

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

	2006	2005
Audit	$7,600	$5,890
Audit-Related	-	0
Tax	-	0
Other	-	0

Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant' s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of January, 2007.

ST ONLINE CORP.

BY:	SCOTT PEDERSEN
Scott Pedersen, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

SCOTT PEDERSEN	President, Principal Executive Officer, Treasurer,	January 11, 2007
Scott Pedersen	Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

OXANA AVDASSEVA	Secretary and a member of the Board of Directors.	January 11, 2007
Oxana Avdasseva