Form 10QSB
period 2006-12-31
ST Online Corp.
filed 2007-02-21
CIK 1310982

====================================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the period ended December 31, 2006
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

(604) 534-3879
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at February 14, 2007, the issuer had 5,120,650 common shares issued and outstanding.

====================================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS.

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
		December 31,	September 30,
		2006	2006
		$	$
		(unaudited)
ASSETS
Current Assets
Cash		434	16,233
Due from related party (Note 4(b))		500	-
Total Current Assets		934	16,233
Property and Equipment (Note 3)		2,776	3,116
Total Assets		3,710	19,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable		4,267	2,850
Due to related party (Note 4(a))		5,000	5,000
Total Liabilities		9,267	7,850
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock:
Authorized: 100,000,000 common shares, par value $0.00001
Issued and outstanding: 5,120,650 shares		51	51
Additional Paid-in Capital		112,054	112,054
Donated Capital (Note 4(c))		21,000	18,750
Deficit Accumulated During the Development Stage		(138,662)	(119,356)
Total Stockholders’ Equity (Deficit)		(5,557)	11,499
Total Liabilities and Stockholders’ Equity (Deficit)		3,710	19,349

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	August 27, 2004
	Ended	Ended	(Date of Inception)
	December 31	December 31	to December 31
	2006	2005	2006
	$	$	$

Revenue	4	114	690

Expenses

Amortization	340	-	2,751
Impairment loss on intangible assets	-	-	2,896
Selling, general and administrative (Note 4(c))	18,970	9,865	133,705

Total Expenses	19,310	9,865	139,352

Net Loss	(19,306)	(9,751)	(138,662)

Net Loss Per Share - Basic and Diluted	-	-

Weighted Average Shares Outstanding	5,121,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
	$	$
Operating Activities
Net loss	(19,306)	(9,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	340	-
Donated services and rent	2,250	2,250
Changes in operating assets and liabilities:
Due from related party	(500)	-
Accounts payable and accrued liabilities	1,417	(9,923)
Net Cash Flows Used in Operating Activities	(15,799)	(17,424)
Investing Activities
Purchase of property and equipment	-	(3,340)
Net Cash Flows Used in Investing Activities	-	(3,340)
Financing Activities
Repayments to related parties	-	(19,896)
Proceeds from share subscriptions received	-	111,965
Net Cash Flows Provided by Financing Activities	-	92,069
Increase (Decrease) in Cash	(15,799)	71,305
Cash - Beginning of Period	16,233	1,841
Cash - End of Period	434	73,146
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

ST Online Corp. (the “Company”) was incorporated in the State of Nevada on August 27, 2004. The Company is based in Vancouver, British Columbia, Canada and its principal business is as an online website that enables customers to purchase and download tennis lesson video clips. The Company acquired the rights to the website from a principal shareholder by the issuance of debt in the amount of $4,348.

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at September 30, 2006, the Company has a working capital deficit of $8,333 and has accumulated losses of $138,662 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	f)	Financial Instruments

The fair values of financial instruments which include cash, accounts payable, and due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

	g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	h)	Property and Equipment

Property and equipment is recorded at cost and is being amortized on a straight-line basis over the estimated life of three years.

	i)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to December 31, 2006 consists solely of the direct sale of lessons through the Company’s website.

	l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company had not issued any stock options and had no unvested share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or net loss per share as a result of adopting SFAS No. 123R.

	n)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

ST Online Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

3.	Property and Equipment

			December 31,	September 30,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	4,075	1,299	2,776	3,116

4.	Related Party Transactions

	a)	The amount of $5,000 (September 30, 2006 - $5,000) owed to the Secretary of the Company is non- interest bearing, unsecured and due on demand.

	b)	The amount of $500 (September 30, 2006 - $Nil) owed to the Company by the President of the Company is non-interest bearing, unsecured and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. For the three months ended December 31, 2006 donated services of $1,500 (2005 - $1,500) and donated rent of $750 (2005 - $750) were charged to operations and recorded as donated capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. Our revenues have been exclusively generated from the sale of tennis lessons on our website. Since inception we have generated approximately $690 in revenues from the sale of tennis lessons.

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

    If we raise sufficient funds, we may attempt to offer tennis products on our websites such as tennis rackets and balls. If we make this decision to offer these products, we will incur costs for website upgrades, inventory, and marketing. We anticipate the website upgrade to be approximately $4,000, marketing $5-10,000, and inventory, $5,000. There is no guarantee that we can raise sufficient funds to initiate these plans. These plans are subordinated to our plans to market and sell more videos and e-books.

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

Results of operations
From Inception on August 27, 2004 to December 31, 2006

     During the period, we incorporated the company, filed a registration statement with the Securities and Exchange Commission, completed our public offering, and initiated operations. Further, we contracted Tidal Multimedia Inc. to create an Internet website with the domain name “www.simpletennis.com”. Our loss from inception to December 31, 2006 is $138,662, which $133,705 is for selling and general and administrative costs. We have generated $690 in revenues since our inception on August 27, 2004.

     Since inception, we have sold 5,120,650 shares of common stock and raised $112,105 from the sale of stock.

     Our revenues decreased from $114 for the quarter ended December 31, 2005 to $4 for the quarter ended December 31, 2006. This was as a result of increased competition including websites that offer downloads for free and an aging design for our website. Our total business expenses increased from $9,865 for the quarter ended December 31, 2005 to $19,310 for the quarter ended December 31, 2006. Our expenses increased primarily as a result of upgrading our website in December 2006.

Liquidity and capital resources

     In August 2004, we issued 4,000,000 shares of common stock through a private placement of securities to our officers and directors and raised $40. We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC.  On January 6, 2006, we completed our public offering by selling 1,120,650 shares of common stock to 96 persons and corporations and raised $112,065.

     As of December 31, 2006, our total assets were $3,710, including $500 owed by Scott Pedersen to the company and our total liabilities were $9,267, including $5,000 owed to Elena Avdasseva for cash advances and expenses paid for on our behalf.

Recent accounting pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 31, 2005, our Form SB-2 registration statement (SEC file no. 333-121114) was declared effective by the SEC. On January 6, 2006, we completed our public offering by selling 1,120,650 shares of common stock to 96 persons and corporations and raised $112,065. Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$18,971
Website development	10,659
Database	27,481
Marketing and advertising	7,955
Establishing an office	26,835
Salaries	0
Working capital	34,469
Working capital	8,495
TOTAL	$112,065

ITEM 6. EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2006.

ST ONLINE CORP.

BY: SCOTT PEDERSEN Scott Pedersen, President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

SCOTT PEDERSEN Scott Pedersen	President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer.	February 14, 2007

OXANA AVDASSEVA Oxana Avdasseva	Secretary and a member of the Board of Directors.	February 14, 2007