Form 10QSB
period 2007-03-31
ST Online Corp.
filed 2007-05-14
CIK 1310982

========================================================================================================================================

FORM 10-QSB UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

The Registrant is a Shell company. Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at May 1, 2007, the issuer had 5,120,650 common shares issued and outstanding.

========================================================================================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS. ST Online Corp. (A Development Stage Company) March 31, 2007

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

ST Online Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	September 30,
	2007	2006
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	–	16,233
Due from related party (Note 4(b))	688	–

Total Current Assets	688	16,233
Property and Equipment (Note 3)	2,436	3,116

Total Assets	3,124	19,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	16	–
Accounts payable	13,207	2,850
Due to related party (Note 4(a))	5,000	5,000

Total Liabilities	18,223	7,850

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock:	51
Authorized: 100,000,000 common shares, par value $0.00001
Issued and outstanding: 5,120,650 shares		51

Additional Paid-in Capital	112,054	112,054

Donated Capital (Note 4(c))	23,250	18,750

Deficit Accumulated During the Development Stage	(150,454)	(119,356)

Total Stockholders’ Equity (Deficit)	(15,099)	11,499

Total Liabilities and Stockholders’ Equity (Deficit)	3,124	19,349

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months Three Months Six Months			Six Months	August 27, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	March 31	March 31	March 31,	March 31,	to March 31
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	50	25	54	139	740

Expenses

Amortization	340	279	680	279	3,091
Impairment loss on intangible assets	–	–	–	–	2,896
Selling, general and administrative (Note 4(c))	11,502	24,444	30,472	34,309	145,207

Total Expenses	11,842	24,723	31,152	34,588	151,194

Net Loss	(11,792)	(24,698)	(31,098)	(34,449)	(150,454)

Net Loss Per Share – Basic and Diluted	–	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding	5,120,650	4,000,000	5,121,650	4,000,000

(The accompanying notes are an integral part of these financial statements)

ST Online Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	$	$

Operating Activities
Net loss	(31,098)	(34,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	680	279
Donated services and rent	4,500	4,500
Changes in operating assets and liabilities:
Advances to related party	(688)	–
Accounts payable and accrued liabilities	10,357	(14,573)
Net Cash Flows Used in Operating Activities	(16,249)	(44,243)

Investing Activities
Purchase of property and equipment	–	(4,075)
Net Cash Flows Used in Investing Activities	–	(4,075)

Financing Activities
Bank overdraft	16	–
Repayments to related parties	–	(19,896)
Proceeds from share subscriptions received	–	112,065
Net Cash Flows Provided by Financing Activities	16	92,169

Increase (Decrease) in Cash	(16,233)	43,851

Cash – Beginning of Period	16,233	1,841

Cash – End of Period	–	45,692

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company is in the development stage with management devoting most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at March 31, 2007, the Company has a working capital deficit of $17,535 and has accumulated losses of $150,454 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

F-4

ST Online Corp. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars) (unaudited)

2.	Summary of Significant Accounting Principles (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Financial Instruments

The fair values of financial instruments which include cash, bank overdraft, accounts payable, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

F-5

ST Online Corp. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars) (unaudited)

2.	Summary of Significant Accounting Principles (continued)

	k)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to March 31, 2007 consists solely of the direct sale of lessons through the Company’s website.

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

	n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

F-6

ST Online Corp. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars) (unaudited)

2.	Summary of Significant Accounting Principles (continued)

	n)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair valuemeasurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	Property and Equipment

			March 31,	September 30,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Office Equipment	4,075	1,639	2,436	3,116

4.	Related Party Transactions

	a)	The amount of $5,000 (September 30, 2006 - $5,000) owing to the former Secretary of the Company is non- interest bearing, unsecured and due on demand.

	b)	The amount of $688 (September 30, 2006 - $Nil) owing to the Company by the President of the Company is non-interest bearing and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. For the six months ended March 31, 2007, donated services of $3,000 (2005 - $3,000) and donated office premises of $1,500 (2005 - $1,500) were charged to operations and recorded as donated capital.

F-7

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

Results of operations

From Inception on August 27, 2004 to March 31, 2007

     During the period, we incorporated the company, filed a registration statement with the Securities and Exchange Commission, completed our public offering, and initiated operations. Further, we contracted Tidal Multimedia Inc. to create an Internet website with the domain name “www.simpletennis.com”. Our loss from inception to March 31, 2007 is $150,454, of which $145,207 is for selling and general and administrative costs. We have generated $740 in revenues since our inception on August 27, 2004.

     Since inception, we have sold 5,120,650 shares of common stock and raised $112,105 from the sale of stock.

     Our revenues increased from $25 for the quarter ended March 31, 2006 to $50 for the quarter ended March 31, 2007. This was as a result of increased sales, pricing and unit sales. Our total business expenses decreased from $24,723 for the quarter ended March 31, 2006 to $11,842 for the quarter ended March 31, 2007. Our expenses decreased primarily as a result of a decrease in costs associated with website development.

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

     As of March 31, 2007, our total assets were $3,124, including $688 owed to the Company by Scott Pedersen, our president, and our total liabilities were $18,223 including $5,000 owed to Elena Avdasseva, our former secretary, for cash advances and expenses paid for on our behalf.

Recent accounting pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2006.

ST ONLINE CORP.

BY:   SCOTT PEDERSEN
         Scott Pedersen, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer
         and Principal Accounting Officer.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

SCOTT PEDERSEN	President, Principal Executive Officer, Treasurer,	May 9, 2007
Scott Pedersen	Principal Financial Officer and Principal Accounting
Officer.

OXANA AVDASSEVA	Secretary and a member of the Board of Directors.	May 9, 2007
Oxana Avdasseva