Form 10QSB
period 2007-06-30
Park Place Energy Corp.
filed 2007-08-20
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

666 Burrard Street, Suite 1220
Vancouver, British Columbia, Canada, V6C 2X8
(Address of principal executive offices)

(604) 685-0076
(Issuer’s telephone number)

ST ONLINE CORP.
359 – 240th Street
Langley, British Columbia, Canada, V3A 6M5
(former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,398,138 shares of common stock as of August 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

__________

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp. are included in this Quarterly Report on Form 10-QSB:

Description	Page
Interim Balance Sheets as at June 30, 2007 and September 30, 2006:	4
Interim Statements of Operations for the Nine and Three Months ended June 30, 2007 and 2006 and for the period from August 27, 2004 (Date of Inception) to June 30, 2007:	5
Interim Statements of Cash Flows for the Nine Months ended June 30, 2007 and 2006:	6
Notes to Interim Financial Statements:	7

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	June 30,	September 30,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	320	16,233
Total Current Assets	320	16,233
Property and Equipment (Note 3)	2,096	3,116
Total Assets	2,416	19,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities

Accounts payable	17,788	2,850
Due to related party (Note 4(a) and (b))	8,655	5,000
Total Liabilities	26,443	7,850
Stockholders’ Equity (Deficiency)
Common Stock:
Authorized: 1,200,000,000 common shares, par value $0.00001
Issued and outstanding: 61,447,800 shares	614	614
Additional Paid-in Capital	111,491	111,491
Donated Capital (Note 4(c))	25,500	18,750
Deficit Accumulated During the Exploration Stage	(161,632)	(119,356)
Total Stockholders’ Equity (Deficiency)	(24,027)	11,499
Total Liabilities and Stockholders’ Equity (Deficiency)	2,416	19,349

Nature of Operations and Continuance of Business (Note 1)

Subsequent Event (Note 6)

(The accompanying notes are an integral part of these financial statements)

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	August 27, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	59	90	113	229	799

Expenses

Amortization	340	340	1,020	619	3,431
Impairment loss on intangible assets	–	–	–	–	2,896
Selling, general and administrative (Note	10,897		41,369	54,340
4(c))		20,031			156,104

Total expenses	11,237	20,371	42,389	54,959	162,431

Loss for the period	(11,178)	(20,281)	(42,276)	(54,730)	(161,632)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average number
of common shares outstanding	61,448,000	60,744,000	61,448,000	56,172,000

(The accompanying notes are an integral part of these financial statements)

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	$	$

Cash Flows From Operating Activities

Loss for the period	(42,276)	(54,730)
Items not affecting cash:
Amortization	1,020	619
Donated services and rent	6,750	6,750
Changes in non-cash working capital items:
Accounts payable	14,938	(14,780)
Net cash flows used in operating activities	(19,568)	(62,141)
Investing Activities
Purchase of property and equipment	–	(4,075)
Net cash flows used in investing activities	–	(4,075)
Financing Activities
Due to related parties	3,655	(19,896)
Proceeds from share subscriptions received	–	112,065
Net cash flows provided by financing activities	3,655	92,169
Increase (decrease) in cash	(15,913)	25,953
Cash – Beginning of Period	16,233	1,841
Cash – End of Period	320	27,794

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2007

1.	Nature of Operations and Continuance of Business

ST Online Corp. (the “Company”) was incorporated in the State of Nevada on August 27, 2004. On June 22, 2007, the Company entered into a Business Combination Agreement (the “Agreement”) with Park Place Energy Inc. (“Park Place), a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C. Ltd (“Subco”), a Nevada corporation and wholly-owned subsidiary of the Company. On July 6, 2007, pursuant to the terms of the Agreement, Park Place amalgamated with Subco to form an amalgamated British Columbia company (“Amalco”). Following the closing of the Agreement, the Company will carry on the current business of Park Place (Note 6). Park Place is an exploration stage oil company with interests in oil and gas properties in western Canada.

On July 6, 2007, the Company completed a merger with its wholly-owned subsidiary, Park Place Energy Corp., which was incorporated in 2007 solely to effect a name change. As a result, the Company changed its name from ST Online Corp. to Park Place Energy Corp.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2007, the Company has a working capital deficit of $26,123 and has accumulated losses of $161,632 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in U.S. dollars. The Company has not produced significant revenue from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is September 30.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2007

2.	Summary of Significant Accounting Principles (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Financial Instruments

Financial instruments include cash, accounts payable, and amounts due to related party. The fair values of these financial instruments approximate their carrying values unless otherwise noted. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

	f)	Basic and Diluted Net Loss Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in current results of operations.

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2007

2.	Summary of Significant Accounting Principles (continued)

	j)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to June 30, 2007 consists solely of the direct sale of lessons through the Company’s website.

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

	l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options or share based payments since its inception.

	m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

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

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2007

2.	Summary of Significant Accounting Principles (continued)

n)

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

3.	Property and Equipment

	June 30, 2007			September 30, 2006
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Office Equipment	4,075	1,979	2,096	4,075	959	3,116

4.	Related Party Transactions

a)

At June 30, 2007, the Company is indebted to the former Secretary of the Company for $5,410 (September 30, 2006 - $5,000), representing $5,300 of cash advances provided to the Company and $110 of expenditures paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

b)

At June 30, 2007, the Company is indebted to the President of the Company for $3,245 (September 30, 2006), representing expenditures paid on behalf of the Company. The amount is non-interest bearing and due on demand.

c)

The President of the Company provided management services and office premises to the Company at no charge. For the nine months ended June 30, 2007, donated services of $4,500 (2006 - $4,500) and donated office premises of $2,250 (200 - $2,250) were charged to operations and recorded as donated capital.

5.	Common Stock

On July 6, 2007, the Company effected a 8:1 forward stock split of the authorized, issued and outstanding common stock and on July 23, 2007, the Company completed a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.00001 to 1,200,000,000 shares of common stock with a par value of $0.00001. The issued and outstanding share capital increased from 5,120,650 shares of common stock to 61,447,800 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Park Place Energy Corp.
(Formerly ST Online Corp.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2007

6.	Subsequent Events

a)

On June 22, 2007, the Company entered into the Agreement with Park Place as described in Note 1. On July 6, 2007, pursuant to the terms of the Agreement, Park Place amalgamated with Subco to form an amalgamated British Columbia company (“Amalco”). In addition, on July 6, 2007 the Company effected a forward stock split on a eight (8) new shares for one (1) old share basis and on July 23, 2007, the Company completed another forward stock split at a one and one-half (1.5) new shares for one (1) old share basis.

Under the terms of the Agreement, at closing on July 30, 2007, holders of Park Place shares received one post-split share of the Company in exchange for each two shares they held of Park Place. Accordingly, the Company issued 8,995,622 shares of common stock. Similarly, outstanding Park Place options will entitle the holders to acquire a number of shares of the Company equal to one-half the number of shares of Park Place they were entitled to acquire under their option, prior to the business combination.

In connection with the acquisition, the Company entered into a reorganization asset and share purchase and sale agreement (the “Share Transfer Agreement”) effective July 30, 2007. Under the Share Transfer Agreement, the former President of the Company returned 17,000,000 of his 18,000,000 post-split shares of common stock of the Company to treasury for cancellation in consideration of $14,000 and the transfer of all of the Company’s right title and interest in and to the website “www.simpletennis.com” and related intellectual property. The former President also resigned as an officer and director of the Company. Additionally, a shareholder of the Company sold 30,000,000 post-split shares of common stock of the Company to a principal of Park Place, in exchange for $10,000; 28,000,000 of such shares were surrendered for cancellation.

Following the closing of the Business Combination Agreement, the Company now carries on the current business of Park Place. Park Place is an exploration stage oil company with interests in oil and gas properties in western Canada.

Subsequent to the closing of the Agreement, the Company proposed to raise up to $5,000,000 by the issuance of 10,000,000 units at $0.50 per unit, with each unit entitling the holder to a common share of the Company and one share purchase warrant exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year. On August 9, 2007, the Company closed the first tranche of the offering and consisting of 4,200,000 units at $0.50 per unit for proceeds of $2,100,000. There is no assurance that the remainder of this proposed offering will close.

b)

On August 8, 2007, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Park Place Energy Inc. (“Park Place”), its operating subsidiary, and 1284810 Alberta Ltd. Under the Debt Settlement Agreement, the Company has agreed to issue 754,716 units to 1284810 Alberta Ltd. in settlement of a debt of $377,358 owed to 1284810 Alberta Ltd. by Park Place. The units issued pursuant to the Debt Settlement Agreement were issued at a price of $0.50 per unit on August 8, 2007. Each unit consists of one share of common stock and one share purchase warrant. Each such warrant is exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year.

c)

On August 8, 2007, Park Place Energy Inc. (“Park Place”) entered into a loan agreement (the “Loan Agreement”) with Great Northern Oil Sands Inc. (“Great Northern”). Under the Loan Agreement, Park Place has loaned $330,000 to Great Northern at an interest rate of prime plus 1% per annum. As consideration for making the loan available to Great Northern, Great Northern has transferred to Park Place one-half of its undivided 5% interest in the John Bowen #1 Well, and has granted a right of first refusal in its remaining interest in the John Bowen #1 Well. The Loan Agreement provides that the loan together with interest will be repaid by Great Northern from the initial revenues payable to Great Northern from its interest in the John Bowen #2 Well if the drilling of the John Bowen #2 Well is successful, otherwise the loan together with interest will be repaid by way of Great Northern transferring all of its interest in its Eight Mile property to Park Place, if the drilling of the John Bowen #2 is not successful.

Item 2.	Management’s Discussion and Analysis

As used in this Quarterly Report: (i) references to “Company”, “our company”, “we”, “us” and “our” refer to Park Place Energy Corp., a Nevada corporation, and its subsidiaries, unless the context requires otherwise; (ii) references to “Park Place Canada” mean Park Place Energy Inc., our wholly-owned subsidiary incorporated under the laws of the Province of British Columbia, Canada; and (iii) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended June 30, 2007 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended June 30, 2007 included in this Quarterly Report, (ii) our Current Report on Form 8-K/A filed with the SEC on August 8, 2007, including the financial statements set forth therein and (iii) our Annual Report on Form 10-KSB for the year ended September 30, 2006, including our annual audited financial statements set forth therein.

Our Prior Business

We were incorporated under the laws of the State of Nevada on August 27, 2004 under the name “ST Online Corp.” Our principal business was an online website that allows users to purchase and download tennis lesson video clips and e-books relating to tennis. See our annual report on Form 10-KSB for the year ended September 30, 2006 for more information relating to our business prior to the acquisition of Park Place Canada.

Recent Events

On July 6, 2007, we effected a forward split of our shares of common stock on the basis of eight new shares of our common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, we merged with a wholly-owned subsidiary incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Canada and the name of our company was changed to Park Place Energy Corp. On July 23, 2007, we effected a forward split of our shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock.

The Park Place Canada Acquisition

On July 30, 2007, we completed the acquisition (the “Acquisition”) of all of the issued and outstanding shares of Park Place Canada, pursuant to a Business Combination Agreement (the “Agreement”) dated June 22, 2007 among the Company, Park Place Canada, and 0794403 B.C. Ltd, our wholly-owned subsidiary, as amended on July 4, 2007 and July 18, 2007. The following summary of the Agreement (as amended) is not complete and is qualified in its entirety by reference to the Agreement (and related amendments). A copy of the Agreement is attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 3, 2007, and copies of the amendments to the Agreement are attached as exhibits to our Current Report on Form 8-K filed with the SEC on July 19, 2007.

Under the terms of the Agreement, at closing, each holder of Park Place Canada shares received one share of the Company in exchange for each two shares they held of Park Place Canada, resulting in the issuance of 8,995,622 shares of our common stock to the shareholders of Park Place Canada. Park Place Canada then amalgamated with our wholly owned subsidiary, incorporated under the laws of the Province of British Columbia, Canada, resulting in our 100% ownership of Park Place Canada.

Pursuant to the terms of the Agreement, as amended, we entered into a reorganization asset and share purchase and sale agreement dated effective July 30, 2007 among Park Place, Scott Pedersen, our former President and Secretary and a former director, Elena Avdasseva, a former shareholder of our common stock, and David Stadnyk, our current President, Treasurer and a director, which was subsequently amended and restated on August 15, 2007 (the “Amended and Restated Share Transfer Agreement”). The following summary of the Amended and Restated Share Transfer Agreement is not complete and is qualified in its entirety by reference to the Amended and Restated Share Transfer Agreement, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on August 17, 2007. Under the Amended and Restated Share Transfer Agreement, we transferred all of our rights to the website “www.simpletennis.com” to Mr. Pedersen, and also paid him US$10,000 and CDN$4,127, while Mr. Pedersen transferred 17,000,000 of his 18,000,000 post split shares of our common stock to us for cancellation, and Mr. Pedersen resigned as an officer and director of our company. Additionally under the Amended and Restated Share Transfer Agreement, David Stadnyk paid US$10,000 to Elena Avdasseva, while Ms. Avdasseva transferred 30,000,000 shares of our common stock to Mr. Stadnyk and Mr. Stadnyk returned 28,000,000 of these shares to us for cancellation.

In addition, pursuant to the terms of the Agreement, and at the closing of the Acquisition, all outstanding options to acquire shares of Park Place Canada were exchanged for options to acquire an aggregate of 1,000,000 shares of our company, and all options to acquire shares in the capital of Park Place Canada were cancelled. Of the options we issued, options to acquire 550,000 shares are for a period ranging from approximately seven months to approximately 33 months exercisable at price of $0.33 per share; and options to acquire 1,450,000 shares are exercisable for a period ranging from approximately 33 months to approximately 44 months at a price of $0.23 per share. The terms of these options have been amended such that half as many shares of our common stock will be issued at twice the exercise price and we now have outstanding options to purchase 275,000 shares of our common stock exercisable for a period ranging from approximately seven months to approximately 33 months at an exercise price of $0.67 per share and 725,000 shares exercisable for a period ranging from approximately 33 months to approximately 44 months at an exercise price of $0.47 per share.

In connection with our change of business, we are proposing to raise up to $5,000,000 by way of private placement of 10,000,000 units at $0.50 per unit, with each unit comprised of one share of our common stock and one share purchase warrant entitling the holder to acquire a share of our common stock for a period of two years at an exercise price of $0.50 per share during the first year and at an exercise price of $0.75 per share during the second year. On August 9, 2007, we closed the first tranche of this offering, whereby we sold 4,200,000 units, providing us with gross proceeds of $2,100,000. However, there can be no assurance that the remainder of the proposed offering will be completed or that we will be able to obtain additional financing as required.

The closing of the Acquisition represented a change in control of our Company. For accounting purposes, this change in control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and Park Place Canada, as the legal subsidiary, is treated as the acquiring company with the continuing operations.

As a consequence of our Company’s acquisition of Park Place Canada, our business is now focused on the acquisition and exploration of oil and gas properties. For a description of our current business, please see our Current Report on Form 8-K/A filed with the SEC on August 8, 2007.

Debt Settlement and Loan

On August 8, 2007, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) among Park Place, Park Place Canada and 1284810 Alberta Ltd. Under the Debt Settlement Agreement, we issued 754,716 units to 1284810 Alberta Ltd. in settlement of a debt of $377,358 owed to 1284810 Alberta Ltd. by Park Place Canada. The units were issued at a price of $0.50 per unit, with each unit comprised of one share of our common stock and one share purchase warrant entitling the holder to acquire a share of our common stock for a period of two years at an exercise price of $0.50 per share during the first year and at an exercise price of $0.75 per share during the second year. Additionally, under the Debt Settlement Agreement, we have granted piggy-back registration rights to 1284810 Alberta Ltd. pursuant to which we agreed to register the shares, and the shares underlying the warrants, issued to 1284810 Alberta Ltd. in the event that we file a registration statement to register any of our shares.

On August 8, 2007, Park Place Canada, our operating subsidiary, entered into a loan agreement (the “Loan Agreement”) with Great Northern Oil Sands Inc. (“Great Northern”). Under the Loan Agreement, Park Place Canada has loaned $330,000 to Great Northern at an interest rate of prime plus 1% per annum. As consideration for making the loan available to Great Northern, Great Northern has transferred to Park Place Canada one-half of its undivided 5% interest in its John Bowen #1 Well, which Great Northern acquired pursuant to its participation agreement with Montello Resources Ltd., and has granted to Park Place Canada a right of first refusal to acquire the remaining interest in the John Bowen #1 Well. The Loan Agreement provides that the loan together with interest will be repaid by Great Northern from the initial revenues payable to Great Northern from its interest in the John Bowen #2 Well if the drilling of the John Bowen #2 Well is successful, otherwise the loan together with interest will be repaid by way of Great Northern transferring all of its interest in its Eight Mile property to Park Place Canada, if the drilling of the John Bowen #2 is not successful.

Plan of Operations

Pursuant to the Acquisition of Park Place Canada, our plan of operations for the next twelve months is to develop the Atlee Buffalo, Lloydminster and Eight Mile properties for production. We also plan to drill test wells at Worsley, Eight Mile, Cecil-Eureka, the Brighty Prospect and the Ridgewood Prospect, and to conduct seismic studies at Cecil-Eureka, the Brighty Prospect and the Ridgewood Prospect. We also plan to continue to explore our other existing conventional oil and gas assets that are in the exploration stage. We also plan to focus on financing the new gas discovery at Eight Mile, and developing future gas wells on all 21 sections of land. Additionally, we will continue to look for suitable projects.

We had cash of $320 and a working capital deficiency as at June 30, 2007. We anticipate that we will require approximately $6,000,000 to pursue our plan of operations over the next 12 months and will require additional financing. In connection with our change of business, we are proposing to raise up to $5,000,000 by way of private placement of 10,000,000 units at $0.50 per unit, with each unit comprised of one share of our common stock and one share purchase warrant entitling the holder to acquire a share of our common stock for a period of two years at an exercise price of $0.50 per share during the first year and at an exercise price of $0.75 per share during the second year. On August 9, 2007, we closed the first tranche of this offering, whereby we sold 4,200,000 units, providing us with gross proceeds of $2,100,000. However, there is no assurance that the remainder of the proposed private placement will be completed or that we will be able to obtain additional financing as required.

Results of Operations

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

The following table sets out our net loss for the periods indicated:

			From Inception
	Nine Months Ended	Nine Months Ended	(August 27, 2004) to
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$113	$229	$799
Operating Expenses
Amortization	1,020	619	3,431
Impairment loss on intangible assets	-	-	2,896
Selling, general and administrative	41,369	54,340	156,104
Net Loss	(42,276)	(54,730)	(161,632)

Revenues

Our revenues for the nine months ended June 30, 2007 were $113, compared to $229 in the prior period of 2006, due to increased competition for the services sold on our website, www.simpletennis.com.

Amortization

In the nine months ended June 30, 2007, we recognized an amortization expense of $1,020, compared to $619 in the prior period of 2006, due to the fact that our equipment was not amortized for the full prior period of 2006.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses in the nine months ended June 30, 2007 decreased to $41,369 from $54,340 in the prior period of 2006, primarily as a result of decreased operations due to our inability to generate increased sales with the existing website.

Net Loss

As a result of the above, our net loss for the nine months ended June 30, 2007 was $42,746, compared to $54,730 in the prior period of 2006.

Liquidity and Capital Resources

We had cash on hand of $320 at June 30, 2007 and a working capital deficiency. We anticipate that we will require approximately $6,000,000 to pursue our plan of operations as described above for the next 12 months. Our cash and working capital will not be sufficient to enable us to pursue our plan of operations and pay our expenses for the next 12 months and therefore we will require additional financing. We are in the process of seeking additional financing, however, there can be no assurance that it will be able to obtain the financing required in the amount required or upon terms favourable to us.

In connection with our change of business, we are proposing to raise up to $5,000,000 by way of private placement of 10,000,000 units at $0.50 per unit, with each unit comprised of one share of our common stock and one share purchase warrant entitling the holder to acquire a share of our common stock for a period of two years at an exercise price of $0.50 per share during the first year and at an exercise price of $0.75 per share during the second year. On August 9, 2007, we closed the first tranche of this offering, whereby we sold 4,200,000 units, providing us with gross proceeds of $2,100,000. There is no assurance that the remainder of the proposed private placement will be completed or that we will be able to obtain additional financing as required.

Subsequent to the 12 month period following the date of this Quarterly Report on Form 10-QSB, we anticipate that we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. If we do not obtain additional financing, we will be forced to abandon our property interests and our plan of operations will fail.

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended June 30, 2007 was $19,568, which reflected in our net loss, compared to cash used in operating activities of $62,141 in the prior period of 2006. An increase in accounts payable provided cash of $14,938. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the nine months ended June 30, 2007, no cash was used in investing activities, compared to $4,075 in the prior period of 2006 due to the acquisition of equipment.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended June 30, 2007, we received cash of $3,655, as a result of proceeds lent by a related party. In the prior period of 2006, we received cash of $92,169 as a result of proceeds from the sale of our common stock net of cash lent to a related party.

In connection with our change of business, we are proposing to raise up to $5,000,000 by way of private placement of 10,000,000 units at $0.50 per unit. On August 9, 2007, we closed the first tranche of this offering, whereby we sold 4,200,000 units, providing us with gross proceeds of $2,100,000. However, there is no assurance that the remainder of the proposed private placement will be completed or that we will be able to obtain additional financing as required.

Going Concern

As shown in the accompanying financial statements, we have incurred significant losses since inception and have not generated any significant revenues to date. The future of our Company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

Financial instruments include cash, accounts payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values unless otherwise noted. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue consists of direct sale of tennis lessons and products to customers, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and the product is downloaded by customers with payment received by the Company. Revenue for the period from inception to June 30, 2007 consists solely of the direct sale of lessons through the Company’s website.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

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

Item 3.	Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. However, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities

Previously reported in our Current Report on Form 8-K filed with the SEC on August 14, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. Incorporated by reference to our Current Report on Form 8-K/A filed on August 8, 2007.
3.2	Bylaws. Incorporated by reference to our Registration Statement on Form SB-2 filed December 9, 2004.
10.1

Business Combination Agreement among ST Online Corp., Park Place Energy Inc. and 0794403 B.C. Ltd, dated effective June 22, 2007. Incorporated by reference to our Current Report on Form 8-K filed July 3, 2007.

10.2

Amending Agreement to Business Combination Agreement among ST Online Corp., Park Place Energy Inc. and 0794403 B.C. Ltd dated effective July 4, 2007. Incorporated by reference to our Current Report on Form 8-K filed July 19, 2007.

Exhibit
Number	Description of Exhibit
10.3

Amending Agreement to Business Combination Agreement among ST Online Corp., Park Place Energy Inc. and 0794403 B.C. Ltd dated effective July 18, 2007. Incorporated by reference to our Current Report on Form 8-K filed July 19, 2007.

10.4

Reorganization Asset and Share Purchase and Sale Agreement, dated effective July 30, 2007, among Park Place Energy Corp., Scott Pedersen, David Stadnyk and Elena Avdasseva. Incorporated by reference to our Current Report on Form 8-K filed August 14, 2007.

10.5

Amended and Restated Reorganization Asset and Share Purchase and Sale Agreement, dated effective July 30, 2007, among Park Place Energy Corp., Scott Pedersen, David Stadnyk and Elena Avdasseva. Incorporated by reference to our Current Report on Form 8-K filed August 14, 2007.

10.6

Debt Settlement Agreement, dated August 9, 2007 among Park Place Energy Corp., Park Place Energy Inc. and 1284810 Alberta Ltd. Incorporated by reference to our Current Report on Form 8-K filed August 14, 2007.

10.7	Loan Agreement dated August 8, 2007 between Park Place Energy Inc. and Great Northern Oil Sands Inc. Incorporated by reference to our Current Report on Form 8-K filed August 14, 2007.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By: /s/ David Stadnyk
David Stadnyk,
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: August 20, 2007