Form 10KSB
period 2007-09-30
Park Place Energy Corp.
filed 2007-11-14
CIK 1310982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.

(Name of small business issuer in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 840-6th Avenue S.W. Calgary, Alberta, Canada	T2P 3E5
(Address of principal executive offices)	(Zip Code)

(403) 360-5375
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   32,850,336 shares of common stock as of November 9, 2007.
Transitional Small Business Disclosure Format (check one):  Yes   No

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

(UNAUDITED - Prepared by management)

SEPTEMBER 30, 2007

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian Dollars)

(Unaudited)
	September 30, 2007	December 31, 2006

ASSETS

Current
Cash	$ 1,003,651	$ 4,517
Receivable	13,500	2,799
Prepaid expenses	149,262	575
	1,166,413	7,891

Loan receivable (Note 4)	532,000	-

Oil and gas properties (Note 5)	3,310,991	1,521,856

	$ 5,009,404	$ 1,529,747

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 194,633	$ 69,179
Due to related parties (Note 8)	223,196	87,000

	417,829	156,179

Shareholders' equity
Common stock (Note 6)	314	1,592,010
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
31,398,138 common shares
Additional paid-in capital (Note 6)	6,731,038	-
Accumulated other comprehensive income	21,405
Deficit	(2,161,182)	(218,442)

	4,591,575	1,373,568

	$ 5,009,404	$ 1,529,747

Nature and continuance of operations (Note 1)

Subsequent events (Note 11)

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	Cumulative Amounts From Inception (May 4, 2006) To September 30, 2007	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Period From Inception on May 4, 2006 to September 30, 2006

PETROLEUM AND NATURAL GAS REVENUE	$ 32,543	$ 8,641	$ -	$ 32,543	$ -

DIRECT COSTS
Depletion	9,330	2,430	-	9,330	-
Operating expenses	21,851	8,372	-	21,851	-

	31,181	10,802	-	31,181	-

	1,362	(2,161)	-	1,362	-
EXPENSES
Foreign exchange gain	(99,986)	(105,400)	-	(99,986)	-
Investor relations	333,623	175,679	-	333,623	-
Office and general	124,700	59,465	179	112,342	218
Professional fees	195,239	90,907	11,302	173,697	11,302
Consulting	513,848	109,731	47,360	410,149	47,360
Management fees	263,000	60,000	23,000	180,000	23,000
Travel	70,121	44,353	-	70,121	-
Stock-based compensation	903,244	771,237	-	903,244	-

	(2,303,789)	(1,205,972)	(81,841)	(2,083,190)	(81,880)

Loss before other items and income taxes	(2,302,427)	(1,208,133)	(81,841)	(2,081,828)	(81,880)

OTHER ITEM
Interest revenue	3,319	805	2,156	1,162	2,156

Loss before income tax	(2,299,108)	(1,207,328)	(79,685)	(2,080,666)	(79,724)

Future income tax recovery	179,075	74,780	-	179,075	-

Net loss for the period	(2,120,033)	(1,132,548)	(79,685)	(1,901,591)	(79,724)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	21,405	21,405	-	21,405	-

COMPREHENSIVE INCOME	(2,098,628)	(1,111,143)	(79,685)	(1,880,186)	(79,724)

Basic and diluted loss per share		$ (0.05)	$ (0.02)	$ (0.16)	$ (0.03)

Weighted average number of shares outstanding - basic and diluted		23,043,099	4,909,065	12,006,907	2,998,154

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY

(Expressed in Canadian Dollars)

(Unaudited)

	Common Stock
	Number		Additional	Accumulated Other
	Of		Paid-in	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

May 4, 2006	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock	5,801,622	1,592,010	-	-	-	1,592,010
Net income	-	-	-	-	(218,442)	(218,442)

December 31, 2006	5,801,622	1,592,010	-	-	(218,442)	1,373,568

Issuance of common stock	3,194,000	1,492,000	-	-	-	1,492,000
Renunciation of flow- through shares	-	(179,075)	-	-	-	(179,075)
Recapitalization	61,447,800	(2,904,644)	2,904,644	-	(26,121)	(26,121)
Common stock surrendered for cancellation	(45,000,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	5,200,000	52	2,638,135	-	-	2,638,187
Issuance of common stock in settlement of debt	754,716	8	399,992	-	-	400,000
Stock-based compensation	-	-	903,244	-	-	903,244
Share issuance costs	-	-	(115,000)	-	-	(115,000)
Cumulative translation adjustment	-	-	-	21,405	-	21,405
Net loss	-	-	-	-	(1,901,591)	(1,901,591)

September 30, 2007	31,398,138	$ 314	$ 6,731,038	$ 21,405	$ (2,161,182)	$ 4,591,575

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)
	Cumulative Amounts From Inception (May 4, 2007) to September 30, 2007	Nine Months Ended September 30, 2007	Period From Inception on May 4, 2006 to September 30, 2006

CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$ (2,120,033)	$ (1,901,591)	$ $ (79,724)
Stock-based compensation	903,244	903,244	-
Depletion	9,330	9,330	- -
Future income tax recovery	(179,075)	(179,075)	- -

Changes in non-cash working capital items:
Increase in receivable	(13,500)	(10,701)	(1,530)
Increase in prepaid expenses	(149,262)	(148,687)	(2,648)
Increase in accounts payable and accrued liabilities	135,299	107,768	36,094
Increase in due to related parties	214,540	127,540	27,000

Cash used in operating activities	(1,199,457)	(1,092,172)	(20,808)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock, net of issue costs	5,607,178	4,015,168	958,010

Cash provided by financing activities	5,607,178	4,015,168	- 958,010

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(2,878,673)	(1,398,465)	(883,829)
Cash acquired through recapitalization	320	320	-
Loan receivable	(532,000)	(532,000)	-
	(
Cash used in investing activities	(3,410,353)	(1,930,145)	- (883,829)

Effect of foreign exchange on cash	6,283	6,283	-

Change in cash during the period	1,003,651	999,134	53,373

Cash position, beginning of period	-	4,517	-

Cash position, end of period	$ 1,003,651	$ 1,003,651	$ $ 53,373

Supplemental disclosure with respect to cash flows (Note 6).

The accompanying notes are an integral part of these financial statements

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Park Place Energy Corp. (formerly ST Online Corp.) (the "Company") was incorporated under the laws of the State of Nevada on August 27, 2004. The Company's principal business was an online website which sold video clips of tennis lessons. On June 22, 2007, the Company entered into a Business Combination Agreement with Park Place Energy Inc., a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C.Ltd., a Nevada corporation and wholly-owned subsidiary of the Company.

On July 6, 2007, the Company affected a forward split of its shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, the Company merged with a wholly-owned subsidiary, Park Place Energy Corp. which incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and the name of our company was changed to Park Place Energy Corp. On July 23, 2007, the company affected a forward split of its shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock. Pursuant to the terms of the Business Combination Agreement, the Company issued to each shareholder of record of Park Place Energy Inc. at the time of the acquisition one share of our common stock for every two shares they held of Park Place Energy Inc. As a result, there were issued 8,995,662 shares of our common stock to the former shareholders of Park Place Energy Inc.

On July 30, 2007, the Company acquired Park Place Energy Inc. and our business is now the acquisition and exploration of oil and gas interests. Park Place Energy Corp. holds exploration interests in eight properties in the provinces of British Columbia, Alberta and Saskatchewan, in Canada and interests in two properties in the North Sea, in the United Kingdom. We have completed test drilling at certain of the properties in which we hold interests and we plan to develop certain of these properties for production. A limited amount of oil and gas is produced currently at one of our properties. For accounting purposes, this merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30, consequently the current period presented is for the nine months ended September 30, 2007 and the comparative figures presented are for the period from inception on May 4, 2006 to September 30, 2006.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2007 and for all periods presented, have been included. Interim results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS (cont'd...)

 These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has earned insignificant revenues since inception and has had a history of negative cash flows from operating activities.  In addition, the Company has an accumulated deficit of $2,372,452 as of September 30, 2007.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a)   Basis of Presentation

  These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars.  The Company has not produced significant revenue from its principal business and is an Exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company's fiscal year end is December 31.

Principles of consolidation

  These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Park Place Inc. ("Park Place Canada") from July 30, 2007 which is incorporated under the laws of British Columbia, Canada.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

  The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Accumulated Other Comprehensive Income

  Accumulated other comprehensive loss consists of net income or loss and other related gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income or loss.  At September 30, 2007, accumulated other comprehensive loss consists of cumulative translation adjustments for changes in foreign currency exchange rates during the period.

Financial Instruments

The fair values of financial instruments which include cash, receivable, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Basic and Diluted Net Loss Per Share

  The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

 i) Foreign Currency Translation

The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

j) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". The Company recognized oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

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

 l) Stock-based Compensation

Effective May 4, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

 m) Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but do not anticipate a material impact.

n) Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

3. RECAPITALIZATION

 Effective July 30, 2007 Park Place Energy Inc. acquired common shares of Park Place Energy Corp. (formerly ST Online Corp.) in exchange for an aggregate of 8,995,662 shares of the Company's common stock. Completion of the acquisition resulted in the former shareholders of Park Place Energy Corp. acquiring control of the Company.  As a result, the transaction was accounted for as a recapitalization of Park Place Energy Inc.

 The financial statements of operations and cash flows of the Company prior to September 30, 2007, are those of Park Place Energy Inc. The Company's date of incorporation is considered to be May 4, 2006, the date of inception of Park Place Energy Inc. The carrying value of the Company as of the date of acquisition was as follows:

Current assets

$ 320

Accounts payable and accrued liabilities

(17,786)

Due to related parties

(8,655)

$ (26,121)

 The carrying value of the Company has been recorded as a reduction to stockholders' equity of $26,121 by a charge to deficit.

4. LOAN RECEIVABLE

  On March 27, 2007, the Company loaned $200,000 to Great Northern Oilsands Inc. ("Great Northern") The loan bears interest at 5% per annum and has no specific terms of repayment.

 On August 8, 2007, the Company entered into a loan agreement with Great Northern. Under the loan agreement, the Company loaned US$330,000 to Great Northern at an interest rate of prime plus 1% per annum. The loan has no specific terms of repayment.

 PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

5.  OIL AND GAS PROPERTIES

 The Company entered into agreements to acquire interests in various oil and gas properties in Canada and United Kingdom as follows:

 Nine Month
 Period Ended
 September  30 ,
2007

 Period From
 Inception on
 May 4, 2006 to
 December 31,
2006

Unproved Properties

OIL AND GAS INTERESTS

Acquisition costs

Balance, beginning of period

$ 285,829

$ -

Atlee Buffalo

-

35,849

Peace River

-

249,980

Worsley

-

-

Eight Mile

136,485

-

Medicine Hat

-

-

   Great Northern Oilsands Claims
(Includes Cecil/Eurika, Lloydminster, Worsley)

240,742

-

Balance end of the period

663,056

285,829

Exploration costs

Canada

Balance, beginning of period

1,236,027

-

Atlee Buffalo

224

366,000

Peace River

6,272

-

Worsley

16,320

232,000

Eight Mile

77,377

498,000

Medicine Hat

40,109

140,027

Balance, end of period

1,376,329

1,236,027

- Continued -

 PARK PLACE ENERGY CORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

September 30, 2007

(Uuaudited)

5.  OIL AND GAS PROPERTIES (cont'd...)

 Nine Month
 Period Ended
 September  30 ,
2007

 Period From
 Inception on
 May 4, 2006 to
 December 31,
2006

Continued...

United Kingdom

Brighty

970,436

-

Ridgewood

211,242

-

Balance, end of period

1,181,678

-

Total exploration costs:

2,558,007

1,236,027

Total unproved properties

$ 3,221,063

$ 1,521,856

Proved Properties

Acquisition costs

Balance, beginning of period

$ -

$ -

Great Northern Oilsands Claims - Kerrobert

99,258

-

Depletion

(9,330)

-

Balance, end of period

89,928

-

Total proved properties

$ 89,928

$ -

Total proved and unproved properties

$ 3,310,991

$ 1,521,856

 The Company entered into agreements to acquire interests in various oil and gas properties as follows:

  Atlee-Buffalo Property, Alberta, Canada

  The Company entered into a farmout agreement dated May 30, 2006, with Bounty Developments Ltd. ("Bounty"). Under the agreement, the Company acquired the right to earn a 50% working interest after pay-out in a two test well program for gas in Atlee-Buffalo, Alberta.

PARK PLACE ENERGYCORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

(Unaudited)

5.  OIL AND GAS PROPERTIES (cont'd...)

 Oil Sands Section, Peace River, Alberta, Canada

  The Company acquired sections of Oil Sands property in the Peace River oil sands area of Alberta.

 Worsley Property, Alberta, Canada

  The Company has entered into a farmout agreement dated on September 22, 2006 with Bounty and Damascus Energy Inc. to participate in drilling and casing located in Worsley area, Alberta. The Company will earn 50% working interest before payout and 27.5% working interest after payout in a seismic and test well program.

  On March 27, 2007 the Company acquired from Great Northern a right to earn an additional 50% interest in the Worsley property by funding 50% of Great Northern obligations in that regard.  Consideration for the additional 50% interest is included in the Great Northern claims.

 Eight Mile Property, British Columbia, Canada

  The Company has entered into a farmout agreement with Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. dated October 12, 2006 to participate in sections natural gas projects in Northeast British Columbia, called the Eight Mile Property.

  The Company will earn 20% working interest in the section in which each well is drilled, subject to a 12% convertible overriding royalty before payout and a 12% working interest after payout

 On April 30, 2007 the Company agreed to pay $110,000 to Terra Energy Inc. on behalf of Great Northern towards the Eight Mile project. In consideration of the Company making the payment on behalf of Great Northern, Great Northern  agrees to convey three quarters of its 20% interest in the Eight Mile ( i.e. 15% interest). The Company's overall interest is 35%.

 Medicine Hat Property, Alberta, Canada

 The Company has entered into a farmout agreement with Tidewater Resources Inc., Pine Petroleum Ltd. and Patch Energy Inc. dated September 25, 2006 and amended on November 2, 2006 to participate in drilling and casing located in Medicine Hat, Alberta. Under the agreement the Company acquired the right to earn a 20% working interest after payout in a seismic and test well program for oil at South Medicine Hat.

 Kerrobert Property, Saskatchewan, Canada

 On March 27, 2007 the Company acquired from Great Northern a 12.5% working interest.  The Company's interest is subject to a 3.5% working interest in favour of Micron Enviro Systems Inc. ("Micron").  Micron is obliged to incur 5% of the working costs on the wells.

PARK PLACE ENERGYCORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

(Unaudited)

5.  OIL AND GAS PROPERTIES (cont'd...)

 Lloydminster Property, Alberta, Canada

 On March 27, 2007 the Company acquired from Great Northern a 100% working interest and 50% interest after payout in two test wells.  The test wells are subject to an overriding royalty which is convertible after payout to a 30% working interest and a 30% interest in the balance of the farmout lands.  Consideration for the additional 50% interest is included in the Great Northern claims.

 North Sea, Brighty Property

 On May 4, 2007, the Company entered into a letter of intent with 21st Fox Energy and Mining Ltd. ("21st Fox") wherein the Company agreed to pay 21st Fox all future exploratory costs.  The letter of intent provides for the Company to earn the right to earn a 70% net interest in the license if the company commits before December 22, 2007.

 North Sea, Ridgewood Property

 The Company entered into an agreement on July 10, 2007 with Britcana Energy Ltd. to grant the Company an option to farm-in on certain licenses.  The Company will earn 10% interest by making a deposit of CDN $211,200 (paid) and paying an additional CDN $2,862,000 on or before September 30, 2007.  Subsequent to that, the Company must continue to pay 15% of future exploration.

 Cecil-Eureka Property, Alberta, Canada (Pending)

 On March 27, 2007, the Company entered into a letter agreement with Great Northern to purchase a 50% interest in the Eureka property by funding 50% of Great Northern's obligations in that regard.

 Park Place Canada will pay 45% of a seismic program and test well to earn a 45% working interest before payout which is subject to a royalty of 2% and a 27% working interest after payout in an oil and gas prospect at Cecil-Eureka, Alberta.

6.  COMMON STOCK

 The Company's articles of incorporation allow it to issue up to 1,200,000,000 shares of common stock, par value $0.00001.  Effective July 6, 2007 the Company effected a stock split of its common stock by issuing eight new shares for every one old share.  Effective July 23, 2007 the Company effected a stock split of its common stock by issuing one and a half new shares for every old share.  Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock splits.

 During the period from inception on May 4, 2006 to December 31, 2006 the Company issued 5,801,622 shares of common stock for total proceeds of   $1,592,010 .

PARK PLACE ENERGYCORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

(Unaudited)

6.  COMMON STOCK (cont'd...)

 Prior to the acquisition of Park Place Canada, the Company issued 3,194,000 shares of common stock for total proceeds of $1,492,000.

 On July 30, 2007, the Company acquired all of the issued and outstanding stock of Park Place Canada, which was accounted for as a recapitalization (Note 3) in exchange for 8,995,622 shares of common stock.  The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Park Place Canada.

 As part of the business acquisition agreement, the Company repurchased 17,000,000 common shares for $15,042 (US$14,127) from the former president of the Company.  These shares were subsequently cancelled and returned to treasury through a charge to common stock of $14 and a charge to deficit of $15,028. 28,000,000 additional shares were forfeited as part of the business acquisition agreement and were subsequently cancelled and returned to treasury through a charge to common stock and additional paid in capital of $23.

 On August 8, 2007, the Company issued 754,716 shares of common stock at a price of US$0.50 to settle an outstanding debt in the amount of US$377,858 (CDN$400,000).

 On August 8, 2007, the Company issued 4,200,000 shares of common stock at a price of US$0.50 for gross proceeds of US$2,100,000.

 On September 11, 2007, the Company issued 1,000,000 shares of common stock at a price of US$0.50 for gross proceeds of US$500,000.

     Stock options

 The Company has not adopted an official incentive stock option plan as at September 30, 2007.

PARK PLACE ENERGYCORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

(Unaudited)

6.  COMMON STOCK (cont'd...)

     Stock options (cont'd...)

 As at September 30, 2007, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

Number

Exercise

of Options

Price

Expiry Date

50,000

$ 0.70

8-Mar-08

100,000

0.70

21-May-08

125,000

0.70

15-May-10

125,000

0.50

15-May-10

500,000

0.50

2-April-11

100,000

0.50

4-April-11

300,000

1.00

13-Aug-12

200,000

1.00

13-Aug-08

120,000

1.00

15-Aug-07

200,000

1.20

25-Sep-12

340,000

1.20

25-Sep-09

200,000

1.20

25-Sep-11

100,000

1.10

11-Sep-08

Balance as of September 30, 2007

2,460,000

 Stock option transactions are summarized as follows:

September 30, 2007

December 31, 2006

 Number of
Options

 Weighted
 Average
 Exercise
Price

 Number of
Options

 Weighted
 Average
 Exercise
Price

Balance, beginning of period (post split)

1,000,000

$ 0.56

-

$ -

Granted

1,460,000

1.11

-

-

Exercised

-

-

-

-

Expired/cancelled

-

-

-

-

Balance, end of period

2,460,000

$0.88

-

$ -

Options exercisable, end of period

1,960,000

$1.13

-

$ -

PARK PLACE ENERGYCORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

(Unaudited)

6.  COMMON STOCK (cont'd...)

 Options - Stock-based compensation

 The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

                 2007

 Risk-free interest rate 4.17% - 4.56%

 Expected life of options 1-5 years

 Annualized volatility 91.63% - 130.85%

 Dividend rate 0.00%

 Warrants

 During the current quarter 5,954,716 settlement units were issued at an exercise price of $0.50 per share.   Each settlement warrant entitles the holder to purchase one share of our common stock at an exercise price of $0.50 per share in the first year and $0.75 per share in the second year.

 Number of
Warrants

 Exercise Price
First Year

 Exercise Price
Second Year

Balance as of June 30, 2007

-

August 8, 2007

4,954,716

$ 0.50

$ 0.75

September 11, 2007

1,000,000

0.50

0.75

Balance as of September 30, 2007

5,954,719

7. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

 September,
2007

 Period Ended
 December 31,
2006

Cash paid during the year for interest

$ -

$ -

Cash paid during the year for income taxes

$ -

$ -

PARK PLACE ENERGYCORP.

(formerly ST Online Corp.)

(an Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

(Unaudited)

7. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd...)

 Included in accounts payable and accrued liabilities is $41,648 (December 31, 2006 - $Nil) related to oil and gas expenditures.

 During the period the Company, issued 754,716 common shares at a price of US$0.50 per share for settlement of an outstanding debt in the amount of US$377,358.

 There were no other significant non-cash transactions during the period ended September 30, 2007 and December 31, 2006.

8. RELATED PARTY TRANSACTIONS

 During the period ended September 30, 2007, the Company entered into the following transactions with related parties:

  Accrued to the president of the Company ("the President") a management fee of $180,000 (December 31, 2006 $87,000). Also included in due to related parties is $43,124 owing to companies related by common directors for payment of expenses on behalf of the company.  This amount is unsecured, non-interest bearing, and has no specific terms of repayment.

  The Company issued 5,450,000 flow-through common shares at $0.10 per share to the President of the Company for total proceeds of $545,000 and 100 non-flow-through common shares at $0.10 for the total proceeds of $10.

  On June 21, 2007, David Stadnyk, the president of the Company, assigned his $400,000 promissory note  payable by Park Place Energy Inc. to 1284810 Alberta Ltd.

   Related party transactions are in the normal course of operations, occurring on terms and c onditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

  9. SEGMENTED INFORMATION

   The Company's operations are in the oil and gas industry in Canada and the United Kingdom.

   Geographical information is as follows:

 September 30,
2007

December 31, 2006

Oil and gas properties

Canada

$ 2,129,315

$ 1,521,856

United Kingdom

1,181,676

-

$ 3,310,991

$ 1,521,856

  PARK PLACE ENERGY CORP.

  (formerly ST Online Corp.)

  (an Exploration Stage Company)

  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  (Expressed in Canadian Dollars)

  SEPTEMBER 30, 2007

  (Unaudited)

  10. FINANCIAL INSTRUMENTS

   The Company's financial instruments consist of cash, receivable, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

  11. SUBSEQUENT EVENTS

   Subsequent to September 30, 2007, the Company:

    Entered into an agreement to issue 1,402,198 units through private placement. Each unit consists of one share of common stock and one share purchase warrant.  Each such warrant is exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year.

    Entered into an agreement to issue a consultant of the Company 50,000 common shares for services rendered.

    Granted 150,000 stock options at an exercise price of $1.38 to a consultant of the Company.  Stock options vest immediately and expire on October 11, 2009.

  Item 2.  Management's Discussion and Analysis

  As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Park Place Energy Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) "Securities Act" refers to the Securities Act of 1933, as amended.

  The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2007 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2007 included in this Quarterly Report, and (ii) our Annual Report on Form 10-KSB for the year ended September 30, 2006, including our annual audited financial statements set forth therein.

  We have incurred significant losses since inception and we have financed our operations primarily through the issuance of shares of our common stock.  However, there can be no assurance that any such financing will be available in the future.

  Our Business

  Overview

  On July 6, 2007, we effected a forward split of the shares of our common stock on the basis of eight new shares of our common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock.  At the same time, we merged with a wholly-owned subsidiary incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. ("Park Place Canada") and the name of our company was changed to Park Place Energy Corp.  On July 23, 2007, we effected a forward split of the shares of our common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock.

  On July 30, 2007, we completed the acquisition (the "Acquisition") of all of the issued and outstanding shares of Park Place Canada, pursuant to a Business Combination Agreement (the "Agreement") dated June 22, 2007 among the Company, Park Place Canada, and 0794403 B.C. Ltd, our wholly-owned subsidiary, as amended on July 4, 2007 and July 18, 2007. The following summary of the Agreement (as amended) is not complete and is qualified in its entirety by reference to the Agreement (and related amendments). A copy of the Agreement is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 3, 2007, and copies of the amendments to the Agreement are attached as exhibits to our Current Report on Form 8-K filed with the SEC on July 19, 2007.

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

  Pursuant to the terms of the Agreement, as amended, we entered into a reorganization asset and share purchase and sale agreement dated effective July 30, 2007 among our Company, Scott Pedersen, our former President and Secretary and a former director, Elena Avdasseva, a former shareholder of our common stock, and David Stadnyk, our current President, Treasurer and a director, which was subsequently amended and restated on August 15, 2007 (the "Amended and Restated Share Transfer Agreement"). The following summary of the Amended and Restated Share Transfer Agreement is not complete and is qualified in its entirety by reference to the Amended and Restated Share Transfer Agreement, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on August 17, 2007. Under the Amended and Restated Share Transfer Agreement, we transferred all of our rights to the website "www.simpletennis.com" to Mr. Pedersen, and also paid him US$10,000 and CDN$4,127, while Mr. Pedersen transferred 17,000,000 of his 18,000,000 post split shares of our common stock to us for cancellation, and Mr. Pedersen resigned as an officer and director of our company. Additionally under the Amended and Restated Share Transfer Agreement, David Stadnyk paid US$10,000 to Elena Avdasseva, while Ms. Avdasseva transferred 30,000,000 shares of our common stock to Mr. Stadnyk and Mr. Stadnyk returned 28,000,000 of these shares to us for cancellation.

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

  We are now an exploration company engaged in the acquisition of interests in, and exploration of, conventional oil and natural gas and oil sands properties.  Our interests take the form of farmout arrangements under which we provide certain amounts of funding for exploration and development on a property, in exchange for which we receive a certain percentage interest in the property.  In the projects in which we hold interests, typically another party acts as operator of the project and our role is limited to providing timely funding.  We currently have interests in seven properties in the provinces of British Columbia, Alberta and Saskatchewan, Canada and one interest in a property in the North Sea, in the United Kingdom.  Test drilling at certain of the properties in which we hold interests has been conducted and it has been determined that the Atlee-Buffalo, Eight Mile and Kerrobert properties contain proved reserves of crude oil.  We plan to develop these properties for production.  A limited amount of oil and gas is produced currently at our Kerrobert property, in the province of Saskatchewan, Canada.  Our other properties are currently in the exploration stage.

  Plan of Operations

  Our plan of operations for the next twelve months is to concentrate on two projects:  developing the Eight Mile property for production; and moving forward the Brighty Project.  On the Eight Mile property, we expect in the next twelve months to drill three more wells, at an estimated expense of CDN$1,000,000 per well.  Additionally, we expect in the next twelve months to complete a pipeline that will enable delivery of gas from certain wells on the Eight Mile property.  The estimated expense of this pipeline is CDN$1,000,000.  On the Brighty Project, we expect to receive the results of an electro-magnetic survey in approximately three months.  If the results of this survey warrant, we plan to drill test wells on this property within the next twelve months.  The estimated expense of such test wells is CDN$10,000,000.  Further, we expect to spend approximately CDN$250,000 in the next twelve months in office and general expenses, as well as approximately CDN$500,000 in professional, consulting and management fees.

  Accordingly, we anticipate that we will require between CDN$4,750,000 and CDN$14,750,000 to pursue our plan of operations over the next 12 months, depending upon whether we proceed with drilling at the Brighty Prospect.  We had cash of CDN$1,003,651 and working capital of CDN$748,548, as at September 30, 2007.  Therefore, regardless of whether we proceed with drilling at the Brighty Prospect, we will require additional financing to pursue our plan of operations over the next 12 months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

  We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

  We plan to operate through the use of consultants and to not expect to add any employees to our operations in the foreseeable future.

  Result of Operations

  Nine Months Ended September 30, 2007 Compared to the Period from Inception to September 30, 2006

  The following table sets out our net loss for the periods indicated:

 Nine Months Ended
September 30, 2007

Period From Inception (May 4, 2006) to September 30, 2006

 Cumulative Amounts From Inception
(May 4, 2006) to September 30, 2007

(Unaudited)

(Unaudited)

(Unaudited)

Petroleum and Natural Gas Revenue

$32,543

$ -

$ -

Direct Costs

 Depletion

9,330

-

9,330

 Operating Expenses

21,851

-

21,851

Expenses

 Foreign exchange

(99,986)

-

(99,986)

 Investor relations

333,623

-

333,623

 Office and general

112,342

218

124,700

 Professional fees

173,697

11,302

195,239

 Consulting

410,149

47,360

513,848

 Management fees

180,000

23,000

263,000

 Travel

70,121

-

70,121

 Stock-based compensation

903,244

-

903,244

Net Loss

(1,901,591)

(79,724)

(2,120,003)

  Petroleum and Natural Gas Revenue

  Our gross petroleum and natural gas revenue for the nine month period ended September 30, 2007 was CDN$32,543 compared to $nil for the period from inception (May 4, 2006) to September 30, 2006.  This revenue results from production at our Kerrobert Property, which is immaterial to our overall exploration operations.  This revenue is offset by direct costs of CDN$9,330 in depletion and CDN$21,851 in operating expenses for the period ended September 30, 2007 compared to $nil for the period from inception (May 4, 2006) to September 30, 2006.

  Foreign Exchange Expense

  In the nine months ended September 30, 2007, we realized a foreign exchange gain of CDN$99,986, compared to $nil for the period from inception (May 4, 2006) to September 30, 2006.  This decrease is the result of currency fluctuations among the Canadian dollar, the United States dollar and the British pound and our increased business activities in the United Kingdom.

  Investor Relations Expenses

  Our investor relations expense for the nine months ended September 30, 2007 was $333,623 compared to $nil for the period from inception (May 4, 2006) to September 30, 2006.  This increase is due to increased financing activities and growth of our investor base.

  Office and General Expenses

  Our office and general expenses increased to CDN$112,342 for the nine months ended September 30, 2007 from CDN$218 for the period from inception (May 4, 2006) to September 30, 2006 as a result of a longer reporting period and increased business activity.

  Professional Fees

  Our professional fees increased to CDN$173,697 for the nine months ended September 30, 2007 from CDN$11,302 for the period from inception (May 4, 2006) to September 30, 2006 as a result of a longer reporting period and increased activity by our professionals.

  Consulting Expenses

  Our consulting expenses increased to CDN$410,149 for the nine months ended September 30, 2007 from CDN$47,360 for the period from inception (May 4, 2006) to September 30, 2006 as a result of a longer reporting period and increased business activity requiring significantly more work by our consultants.

  Management Fees

  Our management fees increased to CDN$180,000 for the nine months ended September 30, 2007 from CDN$23,000 for the period from inception (May 4, 2006) to September 30, 2006 as a result of a longer reporting period and increased management fees.

  Travel Expenses

  Our office and general expenses increased to CDN$70,121 for the nine months ended September 30, 2007 from $nil for the period from inception (May 4, 2006) to September 30, 2006 as a result of a increased business activity requiring travel for our management and consultants.

  Stock-Based Compensation Expenses

  Our stock-based compensation expenses increased to CDN$903,244 for the nine months ended September 30, 2007 from $nil for the period from inception (May 4, 2006) to September 30, 2006 as a result of increased business activity requiring significantly more work by our consultants.

  Net Loss

  As a result of the above, our net loss for the nine months ended September 30, 2007 was CDN$1,901,591 compared to CDN$79,724 the period from inception (May 4, 2006) to September 30, 2006.

  Cash Used in Operating Activities

  Cash used in operating activities in the nine months ended September 30, 2007 was CDN$1,092,172 which reflected in our net loss, compared to cash used in operating activities of CDN$20,808 in the period from inception (May 4, 2006) to September 30, 2006, due to a longer reporting period and increased operating activities.

  Cash Used In Investing Activities

  Cash used in investing activities in the nine months ended September 30, 2007 was CDN$1,930,945, compared to cash used in investing activities of CDN$883,829 in the period from inception (May 4, 2006) to September 30, 2006.  These represent investments in our oil and gas properties and loans to another oil and gas exploration company.

  Cash Provided By Financing Activities

  We have funded our business to date primarily from sales of our common stock.  In the nine months ended June 30, 2007, we received cash of CDN$4,015,168, as a result of proceeds from the sale of our capital stock.  In the period from inception (May 4, 2006) to September 30, 2006, we received cash of CDN$958,010, also as a result of proceeds from the sale of our capital stock.

  Going Concern

  As shown in the accompanying financial statements, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Principles of consolidation

  Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Park Place Inc. from July 30, 2007 which is incorporated under the laws of British Columbia, Canada.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Foreign Currency Translation

  The Company's functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Stock-based Compensation

  Effective May 4, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

  Recent Accounting Pronouncements

  In February, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but do not anticipate a material impact.

  Reclassifications

  Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

  Off-Balance Sheet Arrangements

  We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

  Item 3.  Controls And Procedures

  As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure. However, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

  During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

  Item 2.  Unregistered Sales of Equity Securities

  On September 26, 2007, we closed the third tranche of an offering (the "Offering") of units (each a "Unit" and collectively "Units") for gross proceeds of $1,402,198. The Offering was non-brokered and the third tranche consisted of 1,402,198 Units priced at $0.50 per Unit. Each Unit consists of one share of common stock and one common stock purchase warrant (each a "Warrant"). Each Warrant is exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year. The Units sold in the Offering were sold to non-U.S. persons under Rule 903 of Regulation S under the Securities Act.

  Also on September 26, 2007, we issued 50,000 shares of common stock to Christoph Bruening, at a deemed price of US$1.19 per share, in exchange for consulting services received.  This issuance was to a non-U.S. person under Rule 903 of Regulation S of the Securities Act.

  On September 11, 2007, we closed the second tranche of the Offering of Units for gross proceeds of $500,000.  The Offering was non-brokered and the second tranche consisted of 1,000,000 Units priced at $0.50 per Unit.  Each Unit consists of one share of common stock and one Warrant.  Each Warrant is exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year.  The Units sold in the Offering were sold to a non-U.S. person under Rule 903 of Regulation S under the Securities Act.

  On August 9, 2007, we closed the first tranche of the Offering of Units for gross proceeds of $2,100,000.  The Offering was non-brokered and the first tranche consisted of 4,200,000 Units priced at $0.50 per Unit.  Each Unit consists of one share of common stock and one Warrant.  Each Warrant is exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year. The Units sold in the Offering were sold to non-U.S. persons under Rule 903 of Regulation S under the Securities Act.

  Also on August 9, 2007 we issued 754,716 Units to 1284810 Alberta Ltd., pursuant to a debt settlement agreement, and in settlement of a debt of $377,358 owed by Park Place Canada to 1284810 Alberta Ltd.  The Units have a deemed price of $0.50 per Unit, and each consist of one share of common stock and one Warrant. Each Warrant is exercisable for two years at a price of $0.50 per share in the first year and at a price of $0.75 per share in the second year.  The Units were issued to 1284810 Alberta Ltd. under Rule 903 of Regulation S, under the Securities Act.

  On July 30, 2007, in connection with the closing of the Acquisition, we issued 8,995,622 shares of common stock in the capital of our company as partial consideration for all of the shares of the amalgamated entity resulting from the amalgamation between Park Place Canada and our wholly owned subsidiary, incorporated under the laws of British Columbia, Canada, resulting in our 100% ownership of Park Place Canada.  All of these shares of common stock were issued in reliance on Regulation S under the Securities Act, or were issued to accredited investors in reliance on Rule 506 under the Securities Act.

  Also on July 30, 2007, and in connection with the closing of the Acquisition, we issued options to purchase 275,000 shares of our common stock exercisable for a period ranging from approximately seven months to approximately 33 months at a price of CDN $0.70 (US $0.67) per share and 725,000 shares exercisable for a period ranging from approximately 33 months to approximately 44 months at a price of CDN $0.50 (US $0.47) per share.  We made these issuances also as partial consideration for all of the shares of the amalgamated entity resulting from the amalgamation between Park Place Canada and our wholly owned subsidiary resulting in our 100% ownership of Park Place Canada.  All of these options were issued in offshore transactions in reliance on Regulation S under the Securities Act.

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

10.3

  Reorganization Asset and Share Purchase and Sale Agreement, dated effective July 30, 2007, among Park Place Energy Corp., Scott Pedersen, David Stadnyk and Elena Avdasseva.  Incorporated by reference to our Current Report on Form 8-K filed August 14, 2007.

10.4

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

10.6

  Amended and Restated Reorganization Asset and Share Purchase and Sale Agreement, dated effective July 30, 2007, among Park Place Energy Corp., Scott Pedersen, David Stadnyk and Elena Avdasseva.  Incorporated by reference to our Current Report on Form 8-K filed August 17, 2007.

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

 per/s/ David Stadnyk
David Stadnyk
President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

  Dated:  November 14, 2007