Form 10KSB
period 2007-12-31
Park Place Energy Corp.
filed 2008-04-15
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from  _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

Suite 300, 840 - 6th Avenue SW,
Calgary, Alberta, Canada	T2P 3E5
(Address of principal executive	(Zip Code)
offices)

Issuer’s telephone number, including area code: (403) 260-5375

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes   [X]  No

State issuer’s revenues for its most recent fiscal year: $107,784

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately US$5,380,029 on April 10, 2008, determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date and subtracting all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 57,865,335 shares of common stock as of April 10, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PARK PLACE ENERGY CORP.
Form 10-KSB

- ii -

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Currency Reporting

As substantially all of our assets and operations during the year ended December 31, 2007 were located outside the United States and substantially all of our operations were conducted in Canadian dollars, the financial information presented in the Annual Report is presented in Canadian dollars. However, our financial statements have been prepared in accordance with accounting principals generally accepted in the United States. Unless otherwise indicated, all references in this Annual Report to “$” or “dollars” are to Canadian dollars.

The following tables set forth: (i) the average exchange rate for the financial period-end indicated and (ii) the high and low for each month during the previous six months, each based on the noon rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars.

Exchange Rates

	December 31, 2007	December 31, 2006
End of year	1.02	0.86
High for year	0.85	0.85
Low for year	1.05	0.91
Average for year	0.93	0.88

On April 10, 2008, the rate of exchange for the U.S. dollar was U.S.$1.00 = Cdn.$1.02, or Cdn.$1.00 = US$0.98.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Name and Incorporation

Park Place Energy Corp., formerly ST Online Corp., (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2004. On June 22, 2007, the Company entered into a business combination agreement with Park Place Energy Inc., a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C. Ltd., a wholly-owned subsidiary of the Company incorporated under the laws of British Columbia. Pursuant to this business combination agreement, Park Place Energy Inc. and 0794403 B.C. Ltd. amalgamated under the provisions of the British Columbia Business Corporations Act and continued as Park Place Energy Inc., a company governed by the British Columbia Business Corporations Act.

On July 6, 2007, the Company completed a forward split of its shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, the Company merged with a wholly-owned subsidiary, Park Place Energy Corp. which we incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and the name of the Company was then changed to Park Place Energy Corp. On July 23, 2007, the Company completed a forward split of its shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock. On July 30, 2007, pursuant to the terms of the business combination agreement, the Company issued to each shareholder of record of Park Place Energy Inc. one share of our common stock for every two shares they held of Park Place Energy Inc. As a result, the Company issued 8,995,662 shares of common stock to the former shareholders of Park Place Energy Inc. Additionally, as part of this transaction, a total of 45,000,000 shares of our common stock held by former principals of our company were surrendered for cancellation. The Company thereby acquired Park Place Energy Inc. and the business of the Company is now the acquisition and exploration of oil and gas and diamond interests. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Energy (Canada) Inc., a wholly owned subsidiary of the Company, holds the exploration interests in five properties in the provinces of British Columbia, Alberta and Saskatchewan, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company is underway to develop certain of these properties for production. A limited amount of oil and gas is produced currently at one of our properties. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30, consequently the current period presented is for the twelve months ended December 31, 2007 and the comparative figures presented are for the period from inception on May 4, 2006 to December 31, 2006.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

Park Place Energy Inc. was renamed to Park Place Energy (Canada) Inc. on September 14, 2007.

The Company’s principal business offices are located at Suite 300, 840 - 6th Avenue SW, Calgary, Alberta, Canada, T2P 3E5 and the telephone number is (403) 260-5375.

General

The Company is currently an exploration stage company engaged in exploring for conventional oil and natural gas as well as diamonds. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent the Company’s interests. The Company currently has interests in oil and gas properties in the Canadian provinces of British Columbia, Alberta and Saskatchewan and in Morgan County, Tennessee. Additionally, we have a diamond resource project in Central Brazil. Our principal capital expenditures to date have been $5,591,374 to acquire the interests in the oil and gas properties. We had the right to earn interests in the North Sea on two prospects being the Ridgewood and Brighty Prospects. After conducting an extensive review of the technical data we elected not to proceed with the drilling of test wells on the North Sea prospects, consequently 100% of the funds expended were written off.

In March 2008 the Company acquired a 51% interest in 5 diamond concessions in Central Brazil in exchange for the payment of $250,000. On April 1, 2008, the Company acquired a sixth diamond concession in Central Brazil consisting of 356.25 hectares.

A limited amount of revenue is currently being generated from our Kerrobert oil property in the province of Saskatchewan, Canada. Revenues from our Eight Mile Gas Property in north-east British Columbia and our interest in the Morgan Highpoint # 3 Discovery Well in Tennessee are anticipated to commence in April 2008. We continue to work on developing our other properties as well identifying new properties for acquisition.

History

Our principal business, prior to becoming a resource company, was an online website that allowed users to purchase and download tennis lesson video clips and e-books relating to tennis. See our Annual Report on Form 10-KSB for the year ended September 30, 2006 for more information relating to our business prior to becoming an exploration stage company.

On July 30, 2007, we completed an acquisition, pursuant to a business combination agreement dated June 22, 2007 among Park Place Energy Inc., us and 0794403 B.C. Ltd, our wholly-owned subsidiary, as amended. For more information on this acquisition, see the Company’s Form 8-K/A filed with the SEC on August 8, 2007. As a consequence of the Company’s acquisition of Park Place Energy Inc. the Company’s business is now focused on the acquisition and exploration of oil and gas properties as well as exploring for diamonds in Central Brazil.

Our Properties

Eight Mile Property, British Columbia

The Company has a 40% participating interest in a Farmout Agreement with Terra Energy Corp. in northeast British Columbia, Canada covering a total of 21 sections of mineral leases (~5,376 hectares), (the “Farmout Acreage”). The Company has the right to pay 40% of the costs to drill, case and complete test wells on the Farmout Acreage by pre-selecting two sections for each test well drilled. To date the Company has drilled 3 test wells that have all been cased. The Company earns a 40% working interest in the test well spacing unit before payout, which is subject to a proportionate share of a 12% convertible gross overriding royalty and a 24 % working interest in the balance of the 2 section earning block as well as a 24% working interest in the test well spacing unit after payout of the test well. The test well located in 7-8 Twp. 81 Rge. 17 W6 is currently tied and waiting to be placed on production. The Company has recently agreed to participate in the acquisition of a 3D seismic program over the Farmout Acreage at a cost of $333,300. Once the 3D data has been processed and interpreted a decision will be made as to whether or not to participate in the drilling of additional test wells on the Farmout Acreage. As of December 31, 2007 a total of $1,617,451 has been spent on the Eight Mile Property.

Morgan Highpoint Property, Tennessee, USA

On November 30, 2007, in exchange for the settlement of indebtedness of $370,337, the Company acquired from a third party a 5% participating interest in the Morgan Highpoint Project in Tennessee. The acquired interest included; a 5% participating interest in the John Bowen # 1 Well and the John Bowen # 2 Well; a 5% interest in the 110 gross acres comprising both the surface and mineral rights underlying the John Bowen lands, and a 5% interest in an additional 996 gross acres at Highpoint in Morgan County Tennessee. As of December 31, 2007, the Company has incurred $100,007 in capital expenditures on this property. Subsequent to January 1, 2008 the Company has incurred $174,081 in costs by participating in the drilling and completing of the Morgan Highpoint # 3 and the Morgan Highpoint # 4 test wells. The Morgan Highpoint # 3 Discovery Well is currently being placed on production.

Atlee-Buffalo, Alberta

The Company entered into a Farmout Agreement in the Atlee-Buffalo area of Alberta covering the northeast quarter of Section 26, Twp 22 Rge 7 W4M. Pursuant to the terms of the Farmout Agreement the Company paid to the Farmor a non-refundable payment of $35,849 and agreed to pay all of the costs to drill, complete, equip and tie in or abandon two test wells. As of December 31, 2007 the Company has drilled the two test wells and incurred costs totaling $366,224. The Company earns 100% of the Farmor’s 100% working interest before payout which is subject to a convertible overriding royalty that is convertible by the Farmor to a 50% working interest after payout.

As of December 31, 2007 the two completed gas wells are waiting to be tied in to a gas gathering system.

Normandville Oil Sands, Peace River, Alberta

The Company has a 100% working interest in 1,792 hectares of mineral leases in the Normandville Area of northwest Alberta which cover Sections 1 to 4, 9, 11, 14 in Twp 78, Rge 22 W5M that were acquired at an Alberta Crown land sale in August, 2006 for total consideration of $249,980. The leases comprise the oil sands rights from below the top of the lower Cretaceous Peace River Group to the base of the lower Cretaceous Bluesky – Bullhead Group. Each lease has a 15 year term and an expiry date of no earlier than August 10, 2021. As of December 31, 2007, the Company has incurred rental charges of $6,272 on maintaining the related leases. We are reviewing how to best advance this property.

Worsley, Alberta

The Company has the right to earn a 27.5% working interest after pay-out in a seismic and test well program for oil at Worsley, Alberta. The farmout lands consist of the west half of Section 13, Twp 87, Rge 7 W76M, to which is attached Alberta Crown PNG Lease number 0506020313. As of December 31, 2007, the Company has completed and interpreted a 3D seismic program and is finalizing a test well location. The Company has incurred capital expenditures of $233,574. The farmout lands are subject to an Alberta crown royalty, as well as two separate 1% gross overriding royalties. The Company also has the right to acquire a 50% working interest after pay-out in an additional test well program for oil at Worseley.

As of December 31, 2007, the Company is planning a seismic and test well program on the Worsley Property.

Medicine Hat, Alberta

The Company has a 20% working interest in a cased well that is in the process of being completed for oil at Medicine Hat, Alberta. The Farmout Lands consist of a lease on the Alberta Crown mineral rights underlying the N/2 of Section 22 Twp 12 Rge 5 W4M. The Company has shot a 2D seismic program and drilled and cased a well on the Farmout Lands that is currently in the process of being completed. As of December 31, 2007 the Company has incurred oil and gas costs of $178,976 on this property.

Kerrobert Property, Saskatchewan

The Company has a 12.5% working interest in 760 acres and 19 wells that have been production tested or are on stream at a rate of approximately 6.15 barrels of oil or equivalent per day, based on historic information in the Kerrobert properties. With respect to 9 of the 19 wells, our 12.5% interest is subject to a 3.5% working interest in favour of Micron Enviro Systems Inc. (“Micron”). Micron is obliged to incur 5% of the working costs on these 9 wells.

Cecil-Eureka Property, Alberta

On March 27, 2007, the Company entered into a letter agreement with Great Northern to purchase a 50% interest in the Eureka property by funding 50% of Great Northern's obligations in that regard. Park Place Canada will pay 45% of a seismic program and test well to earn a 45% working interest before payout which is subject to a royalty of 2% and a 27% working interest after payout in an oil and gas prospect at Cecil-Eureka, Alberta. The Company has elected to drop its right to participate in the Cecil-Eureka Property, effective March 2008.

BrasAm Diamond Project - Goiás Brazil

In March 2008 the Company acquired a 51% interest in five diamond concessions in the State of Goiás, Brazil covering 3,555 hectares, in exchange for the payment of $250,000. The Sao Marcos River valley where the concessions are located is renowned as a prolific diamond producing area. The operator of these properties is currently obtaining the necessary regulatory permits required to recover and sell diamonds from the concessions.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

General

Our oil and gas operations are subject to various federal, provincial, state and local governmental regulations in Canada, the United States and Brazil. Matters subject to regulation include exploration permits, discharge permits for drilling operations, drilling and abandonment bonds, operating practices, reports concerning operations, the spacing of wells, pooling of properties, taxation and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

Oil and Gas Regulation

In addition to federal regulation, each province and state has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than government lands are determined by negotiations between the mineral owner and the lessee. Royalties on government land are determined by government regulation and are generally calculated as a percentage of the value of gross production, and the rate of royalties payable generally depends upon prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

Competition

The Company operates in highly competitive industries, competing with other oil and gas and diamond exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas and diamond properties throughout the world together with the equipment, labor and materials required to operate such properties. Most of the Company’s competitors have financial resources, staffs and facilities substantially greater than the Company’s. The principal area of competition is encountered in the financial ability for the Company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that the Company will be successful in its efforts to secure additional properties and or develop its existing oil and gas and diamond properties.

Employees

As of December 31, 2007, we have no employees, as a cost saving measure the Company relies on consultants to carry out its corporate activities. Consultants are engaged to look out for the Company’s best interests in both its non-operated oil and gas properties as well as its non-operated diamond concessions.

ITEM 2.           DESCRIPTION OF PROPERTIES

See “Description of Business” for information relating to our properties.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency.

Production

As of December 31, 2007, the only producing property that we own is the Kerrobert Property, described above. It has no gas production, and oil production for the last three fiscal years was as follows:

	Average Sales Price	Average Production Cost
Year	Per Unit Of Oil Produced	Per Unit Of Production
2007	$75.04	$27.88
2006	$58.75	$14.18
2005	$45.34	$12.76

Productive Wells and Acreage

The following tables set forth our leasehold interest in productive oil wells, as of December 31, 2007:

Area	Gross (1)	Net (2)
Saskatchewan	19	1.75
Alberta	0	0
British Columbia(3)	0	0
USA(3)	0	0
Total:	19	1.75

(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	At December 31, 2007, the Company had a 40% interest in a cased potential oil well in north-east British Columbia and a 5% interest in two cased potential oil wells in the United States.

The following tables set forth our leasehold interest in productive gas wells, as of December 31, 2007:

Area	Gross (1)	Net (2)
Saskatchewan	0	0
Alberta(3)	0	0
British Columbia(3)	0	0
USA	0	0
Total:	0	0

(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	At December 31, 2007, the Company had a 40% interest in two cased potential gas wells in north-east British Columbia and a 50% interest in two cased potential gas wells in Alberta.

The following table sets forth the amounts of our net and gross productive wells and acreage(1) as of December 31, 2007:

Area	Gross (2)	Net (3)
Saskatchewan	760	70
Alberta	0	0
British Columbia	0	0
USA	0	0
Total:	760	70

(1)	Consists of acres spaced or assignable to productive wells.

(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3)

A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2007:

Area	Undeveloped Acreage(1)
	Gross	Net
Alberta	5,404	4,865
British Columbia	2,560	614
USA	1,106	53
Total:	9,070	5,532

(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of December 31, 2007:

	Exploratory Wells			Development Wells
Area	Dry	Cased	Productive	Dry	Productive
Saskatchewan	0	0	0	0	0
Alberta	0	0	0	0	0
British Columbia	0	3	0	0	0
USA	0	1	0	0	0
Total	0	4(1)	0	0	0

(1) All of these wells were drilled and cased during 2007; none are presently on stream.

Present Activities

With respect to the Company’s three wells drilled on its Eight Mile Project in British Columbia, all three wells tested positive for oil and/or gas and are ready to be tied in. The Company is evaluating its plans to drill additional test wells on its Canadian and U.S. properties. In 2008, the Company participated in the drilling of two additional wells in Morgan County Tennessee as to a 5% working interest. Both of these wells have been cased as potential oil wells.

Delivery Commitments

Once the Company’s 7-8-81-17 W6 Discovery Well located on the Eight Mile Property is producing at a stabilized rate the Company will have a delivery commitment to Terra Energy Corp. of 14 e3m3 per day of natural gas until November 1, 2008 which equates to an estimated obligation of approximately $767 per day. After November 1, 2008 the Company’s delivery commitment will end as the Company will then be marketing its gas production from the 7-8-81-17 W6 Discovery Well on an interruptible service basis.

Office Properties

The Company maintains its principal office at Suite 300, 840 6th Avenue S.W., Calgary, Alberta T2P 3E5. The telephone number in Calgary is (403) 260-5375 and the fax number is (403) 266-5657. The office space consists of 150 square feet and is leased to the Company on a month to month basis at a rate of $2,150 month or S$25,800 per year. We expect to continue to rent this office at the same rate on a month-to-month basis for the next twelve months.

We also maintain an office at Suite 1220, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8. Our telephone number in Vancouver is (604) 685-0076 and our fax number is (604) 685-0078. This office space consists of three offices and a conference room comprising approximately 1,044 square feet. We entered into an assignment of lease with Patch Energy Inc. effective January 1, 2007, in which Patch agreed to assign the lease to us. The lease is for a term of 4 years commencing February 1, 2007 and expiring January 31, 2011. The monthly lease payments in the first two years are approximately $3,700, or $44,400 per year, and $3,900, or $46,800 per year, in years 3 and 4.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

RISK FACTORS

Much of the information included in this Annual Report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this Annual Report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. You could lose all or part of your investment.

Risks Relating to Our Business

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited oil and gas operating history and no history of earnings. We are recently incorporated and have no significant history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage with minimal production, and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Some of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on these properties.

Exploration for economic reserves of oil and gas and diamonds is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil or gas wells. Some of our properties are in the exploration stage only and are without proven reserves either of oil and gas or diamonds. We may not establish commercial discoveries on any of our exploration properties.

Oil and gas and diamond exploration involves a high degree of risk and there is no assurance that expenditures for future exploration by us will result in new discoveries in commercial quantities.

Although we have a limited number of specific identified exploration prospects at the present time, we intend to continue to evaluate prospects on an ongoing basis in a manner consistent with industry standards. Our long-term commercial success depends on our ability to find, acquire, develop and commercially produce hydrocarbons or diamonds. We cannot provide any assurance that we will be able to locate satisfactory properties for acquisition or participation. Moreover, if we do identify such acquisitions or participations, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic.

We are dependent on discovering new reserves.

Our future oil and natural gas reserves, production, and cash flows, if any, to be derived therefrom are highly dependent upon us successfully acquiring or discovering new reserves. Without the continual addition of new reserves, any existing reserves our company may have at any particular time and the production therefrom will decline over time as they are exploited. A future increase in our reserves will depend not only on our ability to develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects. There can be no assurance that our future exploration and development efforts will result in the discovery and development of additional commercial accumulations of oil and natural gas.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas and oil sands properties.

We will require additional financing in order to carry out our acquisition and exploration activities. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties, miss certain acquisition opportunities, or delay or indefinitely postpone further exploration of our projects. This could result in the possible loss of such properties or the reduction or termination of our operations.

Our operations require significant additional capital, which may not be available to us on acceptable terms, or at all.

Our cash flow from our reserves, if any, may not be sufficient to fund our ongoing activities at all times. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities, if any. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties, miss certain acquisition opportunities and reduce or terminate our operations. If our revenues from our reserves, if any, decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to replace our reserves, if any, or to maintain production. If our Company’s cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favourable terms.

If we lose the services of our management and key consultants, then our plan of operations may be delayed or be more expensive to undertake than anticipated.

Our success depends to a significant extent upon the continued service of Mr. Eric M. Leslie, the Company’s President / CEO / Director and Mr. David Stadnyk the Company’s Chairman / Director Losing the services of Mr. Leslie and / or Mr. Stadnyk could have a material adverse effect on the Company’s growth, revenues, and prospective business. The Company does not maintain key-man insurance on the lives of Mr. Leslie or Mr. Stadnyk. In addition, in order to successfully implement and manage the Company’s business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas and diamond exploration business. Competition for qualified individuals is intense. There can be no assurance that the Company will be able to retain existing consultants or that the Company will be able to find, attract and retain qualified personnel on acceptable terms. The loss of the services of Mr. Leslie and or Mr. Stadnyk, through incapacity or otherwise, would be costly to the Company and would require the Company to seek and retain other qualified personnel.

Presently, the Company is not the operator of either its oil and natural gas or diamond properties. To this extent the Company is dependent on such operators for the timing of activities related to such properties and will largely be unable to direct or control the activities of the operators.

In addition, the success of the Company will be largely dependent upon the performance of its management and key consultants. The Company does not have any key man insurance policies, and therefore there is a risk that the death or departure of any member of management or any key consultants could have a material adverse effect on the Company.

If we lose the services of the independent contractors that we engage to undertake our exploration, then our plan of operations may be delayed or be more expensive to undertake than anticipated.

Our success depends to a significant extent on the performance and continued service of certain independent contractors. We have contracted the services of professional drillers and other contractors for exploration, environmental, construction and engineering services. Poor performance by such contractors or the loss of such services could result in our planned exploration activities being delayed or being more expensive to undertake than anticipated.

You may be unable to enforce actions against us, certain of our directors and officers, or the expert named in this prospectus under U.S. federal securities laws.

Our wholly-owned operating subsidiary, which legally owns the bulk of our assets, is a corporation organized under the laws of the province of British Columbia, Canada. Our directors and officers reside principally in Canada. Because all or a substantial portion of our assets and the assets of these persons are located outside of the United States, it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore, it may not be possible for you to enforce against us or them in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. There is doubt as to the enforceability, in original actions in Canadian courts, of liabilities based upon U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us, our operating subsidiary, or our directors and officers.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in our business.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, provincial, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects.

The diamond exploration business is highly competitive and there is no assurance that the Company will be successful in its diamond exploration activities.

With respect to the development of the Company’s diamond concessions there is no guarantee that regulations will not change in Brazil which would prohibit the Company from recovering or selling any of the diamonds that it recovers, if any from the Company’s concessions. Although precautionary measures will be taken, there may be theft of diamonds from the Company’s concessions. The Company may be unable to produce diamonds from its concessions if the land included in the concessions is flooded by a hydro-electric dam project being constructed in the area. The Company competes with other companies that have greater resources in the diamond exploration business. Many of these companies not only explore for and produce diamonds, but also carry on polishing and retail operations on a regional, national or worldwide basis. These companies may be able to pay more for diamond properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of diamond properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low diamond market prices.

Our interests are held in the form of farmout agreements, licenses and leases that may terminate.

Our properties are held in the form of farmout agreements, licenses and leases, and working interests in licenses and leases. If we or the holder of the farmout agreements fail to meet the specific requirements of each farmout agreement, license or lease, the license or lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each farmout agreement, license or lease will be met. The termination or expiration of our farmout agreements, licenses or leases or the working interests relating to farmout agreements, licenses or leases may have a material adverse effect on our results of operation and business.

The operations of our Company may require licenses and permits from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration and development on our projects.

The Company’s diamond interests are held in the form of a Joint Venture arrangement which may terminate.

The Company’s Brazilian diamond concessions are held pursuant to a Joint Venture arrangement with Brasam Extração Mineral Ltda. (“Brasam”) In the event Brasam ceases to conduct business in Brazil or fails to comply with Brazilian law there could be a detrimental impact on the value of the Company’s 51% interest in its diamond concessions. If Brasam fails to meet the specific government requirements pertaining to the concessions they may terminate or expire. There can be no assurance that any of the obligations required to maintain the properties subject to the Joint Venture Agreement, or concessions will be met. The termination or expiration of the concessions governed by the Joint Venture Agreement may have a material adverse effect on our results of the Company’s operation and business.

The operations of the Company’s concessions in Brazil may require licenses and permits from various governmental authorities. There can be no assurance that the operator of the Brazilian properties will be able to obtain all necessary licenses and permits that may be required to carry out exploration and development on the Company’s diamond concessions.

The title to our properties may be defective.

It is our practice in acquiring oil and gas leases or interests in oil and gas leases or diamond concessions not to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who actually do the work in examining records before attempting to lease a specific interest.

Our acquisitions may not be successful.

As part of our growth strategy, we intend to acquire additional interests in oil and gas properties and diamond concessions. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We are subject to foreign currency risks.

Oil and gas operations in the United States generate revenues in United States dollars, while expenses are incurred in Canadian dollars. As a result, an upward adjustment of Canadian currencies against the United States dollar would result in a reduction of profits, if any, that our projects would generate if they commence production. Accordingly, the value of our projects is subject to risk based on changes to foreign currency rates.

Risks Relating to Our Industry

The oil and gas industry is subject to significant competition, which may increase costs or otherwise adversely affect our ability to compete.

Oil and gas exploration is intensely competitive and involves a high degree of risk. There can be no assurance that commercial production of oil and gas can be obtained from any of our properties, nor are there any assurances that production, if obtained, will be in sufficient quantities to be profitable. In our efforts to acquire properties, we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and gas, but also conduct refining and petroleum marketing operations on a worldwide basis.

Competition for producing properties will be affected by the amount of funds available to us, information available to us and any standards established by us for the minimum projected return on investment. Competition may also be presented by alternative fuel sources and technologies.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our future revenues, if any, profitability and growth and the carrying value of our oil and gas and oil sands properties will be substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the carrying value of our properties and borrowing capacity.

Industry activities are dependent on availability of drilling equipment and access restrictions.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment in the particular areas where such activities will be conducted. Demand for such limited equipment or access restrictions may affect the availability of such equipment to our company and may delay exploration and development activities.

Prices, markets and marketing of crude oil and natural gas may result in a reduction in volume of our oil and gas reserves.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond the control of our company. World prices for oil and natural gas have fluctuated widely in recent years. Any material decline in prices could result in a reduction of net production revenue. Certain wells or other projects may become uneconomic as a result of a decline in world oil prices and natural gas prices, leading to a reduction in the volume of our company’s oil and gas reserves, if any. The Company might also elect not to produce from certain wells at lower prices. All of these factors could result in a material decrease in our future net production revenue, if any, causing a reduction in our oil and gas acquisition and development activities. In addition, bank borrowings available to our company are in part determined by the borrowing base of our company. A sustained material decline in prices from historical average prices could limit or reduce our borrowing base, therefore reducing the bank credit available to our company, and could require that a portion of any existing bank debt of our company be repaid.

In addition to establishing markets for our oil and natural gas, our company must also successfully market our oil and natural gas to prospective buyers. The marketability and price oil and natural gas which may be acquired or discovered by our company will be affected by numerous factors beyond our control. Our company will be affected by the differential between the price paid by the refiners for light quality oil and the grades of oil produced by our company. The ability of our Company to market our natural gas may depend upon our ability to acquire space on pipelines which deliver natural gas to commercial markets. Our company will also likely be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities and related to operational problems with such pipelines and facilities and extensive government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business. Our Company has limited direct experience in the marketing of oil and natural gas.

Our insurance is subject to limitations on liability.

Our Company’s involvement in the exploration for and development of oil and gas properties and diamond concessions may result in our company becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although our Company has obtained insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, our company may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to our company. The occurrence of a significant event that our company is not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our company’s financial position, results of operations or prospects.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Oil and gas operations are subject to federal, provincial, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, provincial and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of provincial authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our Company.

The potential profitability of oil and gas and oil sands properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. Further, our operating costs will be dependent upon the availability of required services and personnel. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

Failure to comply with these laws may also result in the suspension or termination of operations and liabilities under administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

The nature of oil sands exploration involves many risks.

Oil sands exploration is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from our oil sands property. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, fluctuating extraction and operating costs, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). Additionally, our insurance will not provide reimbursement for all operational risks that we may face. The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The establishment of proved reserves is subjective and subject to numerous uncertainties.

We have established proved reserves on certain of our properties. There are numerous uncertainties inherent in estimating quantities of natural resources, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of recoverable natural resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable natural resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

The impact of the Kyoto Protocol may affect our ability to operate.

In late 2002, the Government of Canada ratified the Kyoto Protocol, an international agreement designed to manage greenhouse gas emissions and on February 16, 2005 it became effective. Other than as described in the 2005 Kyoto Plan, relatively few details regarding its implementation in Canada have been made by the federal government. Numerous uncertainties regarding details of the Kyoto Protocol's implementation remain and there can be no assurance that future rules and regulations will not affect our ability to operate as planned.

We may incur substantial abandonment and reclamation costs.

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of the project and reclamation of our lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Native land claims may impact our business.

Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. For example, certain aboriginal peoples have filed a claim against the Government of Canada, the Province of Alberta, certain governmental entities and the regional municipality of Wood Buffalo (which includes the City of Fort McMurray, Alberta) claiming, among other things, aboriginal title to large areas of lands surrounding Fort McMurray. If any such claim relating to lands on which we have rights was successful, it could have a significant adverse effect on our ability to conduct our business.

Environmental and regulatory compliance may impose substantial costs on us.

Our operations are or will be subject to stringent laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

Our exploration activities and drilling programs are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labour standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Exploration and drilling is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance have increased over time, and we expect these costs to continue to increase in the future. We will be required to book reserves for the costs of environmental obligations on our financial statements for such liabilities as our exploration operations proceed.

The current regulatory regime may change.

The current regulatory regimes governing oil and gas exploration in Canada and diamond exploration in Brazil is subject to change. We cannot predict if, when or how any aspect of the regulatory regimes governing our activities may change. As a result, our business may be affected in ways that we cannot predict.

Risks Relating to Our Common Stock

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and gas and oil sands properties in Canada and resource properties in Brazil.

Our shareholders may experience dilution as a result of our issuance of additional common stock or the exercise of outstanding options and warrants.

We may enter into commitments in the future which would require the issuance of additional common stock. We may also grant additional share purchase warrants and stock options. The exercise of share purchase warrants or options and the subsequent resale of common stock in the public market could adversely affect the prevailing market price and our ability to raise equity capital in the future. Any share issuances from our treasury will result in immediate dilution to existing shareholders.

We have never declared or paid cash dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

Our stock price can be extremely volatile.

Our common stock is traded dually on the OTC Bulletin Board and the Frankfurt Stock Exchange. There can be no assurance that an active public market will continue for our common stock, or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, technological innovations, additions or departures of key personnel, industry developments and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our Company’s financial statements include a statement that our financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our Company receiving the future continued support of our shareholders, obtaining additional financing and generating revenues to cover our operating costs. The going concern assumption is only appropriate provided that additional financing continues to become available.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. We entered the oil and gas exploration industry on July 30, 2007, and our operating subsidiary commenced operations on May 4, 2006, as a result, we have a limited operating history. We acquired a 51% interest in 5 diamond concessions in Central Brazil on March 4, 2008 and a sixth diamond concession on April 1, 2008. To date the required permits to extract diamonds and sell them from the Company’s concessions have not been granted by the regulatory authorities. No diamonds have been recovered from the concessions subsequent to the Company acquiring its interest. This makes our business difficult to evaluate and results in greater volatility in the price of our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We may issue debt to acquire assets.

From time to time our Company may enter into transactions to acquire assets or the shares of other corporations. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our articles and by-laws do not limit the amount of indebtedness that our Company may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

ITEM 3.           LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from any legal proceedings that remain unresolved will significantly impact our financial position, results of operations or cash flows.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Shares of our common stock have been quoted on the OTCBB since June 20, 2006. From June 20, 2006 to July 25, 2007 shares of our common stock were quoted on the OTCBB under the symbol “STOI” and since July 26, 2007 have been quoted under the symbol “PRPL”. Shares of our common stock have also been listed on the Frankfurt Stock Exchange since August 13, 2007 under the symbol “3P2”. The range of high and low bid information for each quarter since shares of our common stock were first quoted on the OTCBB is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect forward stock splits of 8 for 1 and 1.5 for 1 completed in July 2007. This information was taken from the websites www.bloomberg.com and www.yahoo.finance.com and is quoted in U.S. dollars:

Quarter Ending	High Bid Information	Low Bid Information

December 31, 2007	$1.44	$0.14

September 30, 2007	$1.32	$0.28

June 30, 2007	$0.0917	$0.0792

March 31, 2007	$0.2667	$0.1458

December 31, 2006	$0.25	$0.0458

September 30, 2006	$0.1667	$0.125

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system and certain other requirements are met. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity and price of our common stock. Therefore, stockholders may have difficulty selling those securities.

Holders of Record

As of April 10, 2008, we have approximately 1,098 holders of record of shares of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends since inception. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

On October 11, 2007 we adopted our 2007 Stock Option Plan Our 2007 Stock Option Plan allows for the issuance of options to purchase up to 4,500,000 shares of our common stock. A copy of our 2007 Stock Option Plan is filed with this Annual Report.

The table set forth below presents information relating to our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans Approved by Security Holders	Nil	Nil	Nil

Equity Compensation Plans Not Approved by Security Holders	3,160,000	0.15	1,340,000

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we sold the equity securities set out below in addition to those previously reported in our Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

On September 11, 2007, the Company issued 1,000,000 shares of common stock to private investors at a price of US$0.50 for gross proceeds of US$500,000. These shares were issued in reliance on Rule 903 (“Rule 903”) of Regulation S under the Securities Act of 1934, as amended.

On October 1, 2007, the Company issued 402,198 shares of common stock to private investors at a price of US$0.50 for gross proceeds of US$201,099. These shares were issued in reliance on Rule 903.

On October 10, 2007 the Company issued 50,000 shares of common stock to a consultant for consulting services at a value of US$1.19 per share. These shares were issued in reliance on Rule 903.

On October 10, 2007, the Company issued 1,000,000 shares of common stock to private investors at a price of US$0.50 for gross proceeds of US$500,000. These shares were issued in reliance on Rule 903.

On December 6, 2007 the Company issued 150,000 shares of common stock to a consultant for consulting services at a deemed price of US$0.55 per share. These shares were issued in reliance on Rule 903.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of fiscal 2007.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2007 and 2006, which are included in this Annual Report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States, however all of the figures are expressed in Canadian dollars. Accordingly, all of the figures in this management’s discussion and analysis are also expressed in Canadian dollars.

Overview of Our Business

In 2007 we incurred significant costs in the exploration of our oil and gas properties. Based on the results of our exploration and technical review, we chose to terminate in 2007 our interests in three properties, being our two interests in the North Sea and our interest in our Lloydminster Alberta Property. Also in 2007, we acquired an interest in the Morgan Highpoint Project in Tennessee. Subsequent to 2007, we have acquired a 51% interest in six diamond concessions in Brazil and terminated our interest in our Cecil Eureka Property. See “Description of Business” and “Description of Properties” for more details on our exploration interests.

Our Plan of Operations

Overview

Our plan of operations for the next twelve months is to concentrate on three projects: developing our Eight Mile Property for production; drilling additional test wells on our Tennessee Project and advancing our interest in six diamond concessions located in Central Brazil.

On the Eight Mile Property, we expect in the next twelve months to drill two more wells, at an estimated net expense of $1,000,000 per well. Additionally, we expect in the next twelve months to complete a pipeline that will enable delivery of gas from certain wells on the Eight Mile Property. The estimated expense of this pipeline is $1,000,000. On the Morgan Highpoint Project, we expect to drill and complete additional wells in Tennessee, at an estimated net expense of $510,000. On the six diamond concessions, located in Central Brazil, we anticipate an estimated expense of $360,000 in advancing our interests. Further, we expect to spend approximately $250,000 in the next twelve months in office and general expenses, as well as approximately $700,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on the foregoing, we anticipate that we will require approximately $5,125,400 to pursue our plan of operations over the next 12 months. We had cash of $117,491 and a working capital deficit of $276,861, as at December 31, 2007. Therefore we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

We plan to operate through the use of consultants and do not expect to add any employees to our operations in the foreseeable future. We conducted an active exploration and development program during the fiscal year ended December 31, 2007.

Liquidity and Financial Resources

Cash and Working Capital

The following table sets forth our cash and working capital as of December 31, 2007 and 2006:

	As of	As of
	December 31, 2007	December 31, 2006

Cash reserves	$117,491	$4,517

Working capital surplus
(deficiency)	$(276,861)	$(148,288)

Results of Operations – Years Ended December 31, 2007 and 2006

The following table sets forth our consolidated loss from operations during the fiscal years ended December 31, 2007 and 2006.

	As of	As of
	December 31, 2007	December 31, 2006

Net sales	$94,698	$-

Direct Costs	$62,312	$-

Expenses	$3,386,808	$220,596

Loss from operations	$(3,419,194)	$(220,596)

Consolidated Loss From Operations

We realized a loss from operations of $3,419,194 for the year ended December 31, 2007, compared to a loss of $220,596 for the period from inception (May 4, 2006) to December 31, 2006. This increase is due to an increase in operations in 2007 compared to 2006 and is inflated due to the longer reporting year in 2007 compared to 2006.

Operating Expenses

All of our operating expenses were significantly higher in 2007 compared to 2006 is due to an increase in operations in 2007 compared to 2006. The increases in operating expenses in 2007 compared to 2006 reflected in our financial statements are inflated due to the longer reporting year in 2007 compared to 2006

Critical Accounting Policies And Estimates

Basis of Presentation

The Company’s consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. The Company has not produced significant revenue from its principal business and is an Exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Energy (Canada) Inc. from July 30, 2007 and Park Place Energy (International) Inc. from November 22, 2007.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other that to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements. At December 31, 2007, the Company has not capitalized any interest, general or administrative costs.

The costs in each cost centre, including the costs of well equipment, are depleted and depreciated using the unit-of-production method based on the estimated proved reserves before royalties. Natural gas reserves and production are converted to equivalent barrels of crude oil based on relative energy content. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

The capitalized costs less accumulated depletion and depreciation in each cost centre are limited to an amount equal to the estimated future net revenue from proved reserves (bases on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centres is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centres less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and deprecation.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

Accumulated Other Comprehensive Income

Accumulated other comprehensive loss consists of net income or loss and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income or loss. At December 31, 2007, accumulated other comprehensive loss consists of cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The Company follows the current rate method of translation with respect to its US subsidiary. Accordingly, assets and liabilities are translated into US dollar at the period –end exchange rated while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but do not anticipate a material impact.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.           FINANCIAL STATEMENTS

Our audited consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006, and the related notes to the financial statements, are filed as part of this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 7.

PARK PLACE ENERGY CORP.

(an Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2007

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Park Place Energy Corp.
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. (an exploration stage company) as at December 31, 2007 and 2006 and the related consolidated statements of operations and deficit and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2007, the period from inception on May 4, 2006 to December 31, 2006 and for the cumulative amounts from inception of the exploration stage on May 4, 2006 to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, the period from inception on May 4, 2006 to December 31, 2006 and for the cumulative amounts from inception of the exploration stage on May 4, 2006 to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

March 25, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31

	2007	2006

ASSETS

Current
Cash	$117,491	$4,517
Receivable	21,937	2,799
Prepaid expenses	47,886	575

Total current assets	187,314	7,891

Fixed assets
Property and equipment, net	3,414	-

Exploration advance (Note 6)	233,361	-

Oil and gas properties (Note 7)	3,492,818	1,521,856

Total assets	$3,916,907	$1,529,747

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$128,491	$69,179
Loan payable (Note 4)	225,000	-
Due to related parties (Note 10)	110,684	87,000

Total current liabilities	464,175	156,179

Shareholders' equity
Common stock (Note 8)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
33,000,336 common shares (2006 – 5,801,622)	330	1,592,010
Additional paid-in capital (Note 8)	7,932,363	-
Accumulated other comprehensive income	114,837	-
Deficit accumulated during the exploration stage	(4,594,798)	(218,442)

Total shareholders equity	3,452,732	1,373,568

Total liabilities and shareholders equity	$3,916,907	$1,529,747

Nature and continuance of operations (Note 1)
Subsequent events (Note 14)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE INCOME
(an Exploration Stage Company)
(expressed in Canadian Dollars)

	Cumulative
	Amounts From		Period From
	Inception		Inception
	on May 4,	From January 1,	on May 4,
	2006 to	2007 to	2006 to
	December 31,	December 31,	December 31,
	2007	2007	2006

PETROLEUM AND NATURAL GAS REVENUE	$94,698	$94,698	$-

DIRECT COSTS
Depletion	14,893	14,893	-
Operating expenses	17,493	17,493	-

	62,312	62,312	-

EXPENSES
Foreign exchange gain	93,235	93,235	-
Depreciation	433	433	-
Investor relations	414,109	414,109	-
Office and general	232,170	219,812	12,358
Professional fees	341,349	319,807	21,542
Consulting	589,721	486,025	103,696
Management fees	340,867	257,867	83,000
Travel	103,202	103,202	-
Stock-based compensation	1,524,704	1,524,704	-

	(3,639,790)	(3,419,194)	(220,596)

Loss before other items and income taxes	(3,577,478)	(3,356,882)	(220,596)

OTHER ITEMS
Interest revenue	15,240	13,086	2,154
Write off oil and gas costs	(1,282,471)	(1,282,471)	-

Loss before income tax	(4,844,709)	(4,626,267)	(218,442)

Future income tax recovery	291,060	291,060	-

Net loss for the period	(4,553,649)	(4,335,207)	(218,442)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	114,837	114,837	-

COMPREHENSIVE LOSS	$(4,438,812)	$(4,220,370)	$(218,442)

Basic and diluted loss per share		$(0.24)	$(0.05)

Weighted average number of shares outstanding - basic and
diluted		18,301,206	4,377,396

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(an Exploration Stage Company)
(expressed in Canadian Dollars)

	Common Stock
					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Number of		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

May 4, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock	5,801,622	1,592,010	-	-	-	1,592,010
Net loss	-	-	-	-	(218,442)	(218,442)

December 31, 2006	5,801,622	1,592,010	-	-	(218,442)	1,373,568

Issuance of common stock	3,194,000	1,492,000	-	-	-	1,492,000
Renunciation of flow-
through shares	-	(291,060)	-	-	-	(291,060)
Recapitalization	61,447,800	(2,792,659)	2,792,658	-	(26,121)	(26,122)
Common stock surrendered
for cancellation	(45,000,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	5,200,000	52	2,553,148	-	-	2,553,200
Issuance of common stock	1,402,198	14	688,465	-	-	688,479
Issuance of common stock
in settlement of debt	754,716	8	399,992	-	-	400,000
Issuance of common stock
per consulting
agreements	200,000	2	139,443	-	-	139,445
Stock-based compensation	-	-	1,524,704	-	-	1,524,704
Share issuance costs	-	-	(166,070)	-	-	(166,070)

Cumulative translation	-	-	-	114,837	-	114,837
adjustment						-

Net loss	-	-	-	-	(4,335,207)	(4,335,207)

December 31, 2007	33,000,336	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(expressed in Canadian Dollars)

	Cumulative
	Amounts From		Period From
	Inception		Inception
	on May 4,	From January 1,	on May 4,
	2006 to	2007 to	2006 to
	December 31,	December 31,	December 31,
	2007	2007	2006

CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$(4,553,649)	$(4,335,207)	$(218,442)
Amortization	433	433
Interest accrued on note payable put to oil and gas
properties	12,530	12,530
Consulting fees paid by issuance of common stock	81,016	81,016
Investor relation fees paid by issuance of common stock	58,430	58,430
Stock-based compensation	1,524,704	1,524,704	-
Depletion and depreciation	14,893	14,893	-
Future income tax recovery	(291,060)	(291,060)	-

Changes in non-cash working capital items:
Increase in receivable	(21,937)	(19,138)	(2,799)
Increase in prepaid expenses	(47,886)	(47,311)	(575)
Increase in accounts payable and accrued liabilities	97,910	28,731	69,179
Increase in due to related parties	102,029	15,029	87,000

Net cash used in operating activities	(3,022,587)	(2,956,950)	(65,637)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(2,975,446)	(1,453,590)	(1,521,856)
Cash acquired through recapitalization	320	320	-
Loan receivable	(532,000)	(532,000)	-
Acquisition of property and equipment	(3,847)	(3,847)	-
Exploration advances	(233,361)	(233,361)	-

Net cash used in investing activities	(3,744,334)	(2,222,478)	(1,521,856)

Continued…

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(expressed in Canadian Dollars)

	Cumulative
	Amounts From		Period From
	Inception		Inception
	on May 4,	From January 1,	on May 4,
	2006 to	2007 to	2006 to
	December 31,	December 31,	December 31,
	2007	2007	2006

Continued…

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock, net of issue costs	6,159,603	4,567,593	1,592,010
Proceeds from loans	625,000	625,000	-
Repurchase of common stock	(15,028)	(15,028)	-

Net cash provided by financing activities	6,769,575	5,177,565	1,592,010

Effect of foreign exchange on cash	114,837	114,837	-

Change in cash during the period	117,491	112,974	4,517

Cash position, beginning of period	-	4,517	-

Cash position, end of period	$117,491	$117,491	$4,517

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

1.	NATURE AND CONTINUANCE OF OPERATIONS

Park Place Energy Corp. formerly ST Online Corp. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2004. On June 22, 2007, the Company entered into a Business Combination Agreement with Park Place Energy Inc., a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C. Ltd., a British Columbia corporation and wholly-owned subsidiary of the Company.

On July 6, 2007, the Company affected a forward split of its shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, the Company merged with a wholly-owned subsidiary, Park Place Energy Corp. which incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and the name of the Company was then changed to Park Place Energy Corp. On July 23, 2007, the Company effected a forward split of its shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock. Pursuant to the terms of the Business Combination Agreement, the Company issued to each shareholder of record of Park Place Energy Inc. at the time of the acquisition one share of our common stock for every two shares they held of Park Place Energy Inc. As a result, the Company issued 8,995,662 shares of common stock to the former shareholders of Park Place Energy Inc.

On July 30, 2007, the Company acquired Park Place Energy Inc. and the business of the Company is now the acquisition and exploration of oil and gas and diamond interests. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Energy (Canada) Inc. holds the exploration interests in five properties in the provinces of British Columbia, Alberta and Saskatchewan, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company is underway to develop certain of these properties for production. A limited amount of oil and gas is produced currently at one of our properties. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30, consequently the current period presented is for the twelve months ended December 31, 2007 and the comparative figures presented are for the period from inception on May 4, 2006 to December 31, 2006.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

Park Place Energy Inc. was renamed to Park Place Energy (Canada) Inc. on September 14, 2007.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

1.	NATURE AND CONTINUANCE OF OPERATIONS (cont’d…)

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has earned to date insignificant revenues since inception and has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $4,594,798 as of December 31, 2007. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results during the month of February 2008, the Company raised a total of $906,050 in new equity. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in Canadian dollars. The Company has not produced significant revenue from its principal business and is an Exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Energy (Canada) Inc. (“Park Place Canada”) from July 30, 2007 which is incorporated under the laws of British Columbia, Canada and Park Place Energy (International) Inc. from November 22, 2007 which is incorporated under the laws of British Columbia, Canada and 0794403 B.C. Ltd., a Company incorporated under the laws of British Columbia.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other that to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements. At December 31, 2007, the Company has not capitalized any interest, general or administrative costs.

The costs in each cost centre, including the costs of well equipment, are depleted and depreciated using the unit-of- production method based on the estimated proved reserves before royalties. Natural gas reserves and production are converted to equivalent barrels of crude oil based on relative energy content. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

The capitalized costs less accumulated depletion and depreciation in each cost centre are limited to an amount equal to the estimated future net revenue from proved reserves (bases on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centres is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centres less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and deprecation.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss consists of net income or loss and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income or loss. At December 31, 2007, accumulated other comprehensive loss consists of cumulative translation adjustments for changes in foreign currency exchange rates during the period.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Capitalization of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign currency translation

The Company’s functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The Company follows the current rate method of translation with respect to its US subsidiary. Accordingly, assets and liabilities are translated into US dollars at the period–end exchange rated while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Recent accounting pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations, but does not anticipate a material impact.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	RECAPITALIZATION

Effective July 30, 2007 Park Place Energy Inc. acquired 100% common shares of Park Place Energy Corp. (formerly ST Online Corp.) in exchange for an aggregate of 8,995,662 shares of the Company’s common stock. Completion of the acquisition resulted in the former shareholders of Park Place Energy Corp. acquiring control of the Company. As a result, the transaction was accounted for as a recapitalization of Park Place Energy Inc.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

3.	RECAPITALIZATION (cont’d…)

The financial statements of operations and cash flows of the Company prior to September 30, 2007, are those of Park Place Energy Inc. The Company’s date of incorporation is considered to be May 4, 2006, the date of inception of Park Place Energy Inc. The carrying value of the Company as of the date of acquisition was as follows:

Current assets	$320
Accounts payable and accrued liabilities	(17,786)
Due to related parties	(8,655)

$(26,121)

The carrying value of the Company has been recorded as a reduction to stockholders’ equity of $26,121 by a charge to deficit.

4.	LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan in to common shares of the Company.

5	LOAN RECEIVABLE

On March 27, 2007, the Company loaned $200,000 to Great Northern Oilsands Inc. (“Great Northern”). The loan bears interest at 5% per annum with no specific terms of repayment. On November 30, 2007, the loan receivable of $200,000 from Great Northern was applied by the Company towards the purchase of Great Northern’s an interest in the Morgan Highpoint project, Tennessee, USA.

On August 8, 2007, the Company loaned a further US$330,000 to Great Northern. The loan bears interest at prime plus 1% per annum with no specific terms of repayment. On October 30, 2007, the loan receivable of US$330,000 from Great Northern was applied by the Company towards the purchase of an interest in the Eight Mile project located in British Columbia, Canada.

6.	EXPLORATION ADVANCE

Included in Exploration advances are amounts paid to the operator of Eight Mile ofr prepayment of expenses relating to the oil and gas property

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

7.	OIL AND GAS PROPERTIES

The Company entered into agreements to acquire interests in various oil and gas properties in Canada and the United States as follows:

		Period From
	From January 1,	Inception on
	2007 to	May 4, 2006 to
	December 31,	December 31,
	2007	2006

Unproven Properties

OIL AND GAS INTERESTS

Acquisition Costs

Canada
Balance, beginning of period	$285,829	$-
Atlee Buffalo	-	35,849
Peace River	-	249,980
Worsley	-	-
Eight Mile	575,492	-
Medicine Hat	-	-
Great Northern Oilsands Claims (Includes Cecil/Eurika, Worsley)	240,741	-

USA
Morgan Highpoint	370,337	-

Balance end of the period	1,472,399	285,829

Exploration Costs

Canada
Balance, beginning of period	1,236,027	-
Atlee Buffalo	224	366,000
Peace River	6,272	-
Worsley	1,574	232,000
Eight Mile	543,959	498,000
Medicine Hat	38,949	140,027
Cecil/Eurika	3,206	-

USA
Morgan Highpoint	100,007	-

Continued…

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

7.	OIL AND GAS PROPERTIES (cont’d…)

		Period From
	From January 1,	Inception on
	2007 to	May 4, 2006 to
	December 31,	December 31,
	2007	2006
Continued…

United Kingdon
Brighty	1,071,271	-
Ridgewood	211,200	-
Written-off	(1,282,471)	-

Balance, end of period	1,930,218	1,236,027

Total Unproved Properties	3,402,617	1,521,856

Proven Properties

Acquisition Costs

Balance, beginning of period	-	-
Great Northern Oilsands Claims – Kerrobert	105,094	-
Depletion	(14,893)	-

Balance, end of period	90,201	-

Total Proven Properties	$90,201	$-

Total Proven and Unproved Properties	$3,492,818	$1,521,856

Kerrobat property, Saskatchewan, Canada

The full cost ceiling test results as of December 31, 2007 resulted in no impairment of evaluated oil and gas properties. The future prices used in the December 31, 2007 ceiling test area as follows:

Oil
(CDN$/bdl)

2008	$90.35
2009	86.35
2010	82.35
2011	80.35
2012	$80.35

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

8.	COMMON STOCK

The Company’s Articles Of Incorporation provide for the issuance of up to 1,200,000,000 shares of common stock, par value $0.00001. Effective July 6, 2007 the Company implemented a stock split of its common stock by issuing eight new shares for every one old share. Effective July 23, 2007 the Company implemented a further a stock split of its common stock by issuing one and a half new shares for every old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock splits.

Prior to the acquisition of Park Place (Canada) Energy Inc., the Company issued 3,194,000 shares of common stock for total proceeds of $1,492,000.

On July 30, 2007, the Company acquired all of the issued and outstanding shares of Park Place Canada, which was accounted for as a recapitalization (Note 3) in exchange for 8,995,622 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Park Place Canada.

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

On September 26, 2007 the Company issued 50,000 shares of common stock for consulting services at a value of US$1.19 per share.

On October 1, 2007, the Company issued 402,198 shares of common stock at a price of US$0.50 for gross proceeds of US$201,099.

On October 10, 2007, the Company issued 1,000,000 shares of common stock at a price of US$0.50 for gross proceeds of US$500,000.

On December 6, 2007 the Company issued 150,000 shares of common stock for consulting services at a value of US$0.55 per share.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

8.	COMMON STOCK (cont’d…)

Stock options

The Company adopted an official incentive stock option plan as at October 11, 2007 whereby the total number of authorized options to be granted is up to total of 6,000,000 Common Shares. Under the plan the exercise price of each option shall not be less that the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Company at the time of grant.

As at December 31, 2007, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

	Number		Exercise
	of Options		Price	Expiry Date

	50,000	CDN$	0.70	March 8, 2008
	500,000	CDN$	0.70	April 2, 2011
	100,000	CDN$	0.70	April 4, 2011
	125,000	CDN$	0.50	May 15, 2010
	125,000	CDN$	0.50	May 15, 2010
	100,000	CDN$	0.50	May 21, 2008
	150,000	US$	1.00	August 13, 2012
	200,000	US$	1.00	August 13, 2008
	120,000	US$	1.00	August 13, 2012
	100,000	US$	1.20	September 11, 2008
	200,000	US$	1.20	September 25, 2011
	340,000	US$	1.20	September 25, 2009
	150,000	US$	1.38	October 11, 2009
	200,000	US$	0.50	November 16, 2009
	100,000	US$	0.50	November 16, 2011
	400,000	US$	0.50	November 16, 2008
	100,000	US$	1.20	December 1, 2008
	100,000	US$	1.00	December 16, 2009

Balance as of December 31, 2007	3,160,000

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

8.	COMMON STOCK (cont’d…) Stock options (cont’d…)

Stock option transactions are summarized as follows:

	December 31, 2007		December 31, 2006

		Weighted		Weighted
		Average	Number	Average
	Number of	Exercise	of	Exercise
	Options	Price	Options	Price

Balance, beginning of period (post split)	1,000,000	$0.56	-	$-

Granted	2,510,000	0.89	-	-
Exercised	-	-	-	-
Expired/cancelled	(350,000)	1.09	-	-

Balance, end of period	3,160,000	$0.76	-	$-

Options exercisable, end of period	3,040,000	$0.75	-	$-

The aggregate intrinsic value for the options vested as of December 31, 2007 is approximately ($1,854,400) (2006 - $Nil) and for total options outstanding is approximately ($1,959,200) (2006 - $Nil).

Options – Stock-Based Compensation

Throughout the year the Company granted incentive stock options in accordance with its share option plan to directors and officers with an estimated fair value of $1,596,793, of which $72,089 is unvested and will be expensed in future periods.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

2007

Risk-free interest rate	4.09%
Expected life of options	3.30 years
Annualized volatility	78.63%
Dividend rate	0.00%

The weighted fair value of options granted was $0.89 (2006 - $Nil).

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

8.	COMMON STOCK (cont’d…) Warrants

		US$ Exercise	US$ Exercise
	Number of	Price	Price
	Warrants	First Year	Second Year
Balance, December 31, 2006	-
August 8, 2007	4,954,716	US$ 0.50	US$ 0.75
September 11, 2007	1,000,000	0.50	0.75
October 1, 2007	402,198	0.50	0.75
October 2, 2007	1,000,000	0.50	0.75
Balance, December 31, 2007	7,356,914

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Period From
Inception
on May 4,
2006 to
	December 31,	December 31,
	2007	2006

Cash paid during the year for interest	$-	$-

Cash paid during the year for income taxes	$-	$-

Significant non-cash transactions during the year ended December 31, 2007 included:

a)	Included in accounts payable and accrued liabilities is $12,795 (December 31, 2006 - $Nil) related to oil and gas expenditures.

b)	During the year the Company, issued 754,716 common shares at a price of US$0.50 per share for settlement of an outstanding debt in the amount of US$377,358.

c)	During the year, the Company settled $530,000 in loan receivable for the acquisition of oil & gas properties (Note 5).

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

d)	During the year, the Company issued 200,000 shares pursuant to consulting agreements with a total value of $142,000.

e)	During the year, the Company surrendered for cancellation 45,000,000 common shares with a total value of $15,042.

f)	During the year, the Company renunciated flow-through shares and recorded a change to capital stock of $291,060 with a corresponding increase to future tax liability for the same amount.

There were no significant non-cash transactions during the period ended December 31, 2006.

10.	RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2007 and 2006, the Company entered into the following transactions with related parties:

The Company entered into a management agreement on January 1, 2007 with the former President and Director who is paid $20,000 per month as part of the remuneration for his duties. The agreement is for a three-year period ended December 31, 2010.

The Company entered into a management agreement on December 1, 2007 with a company that is controlled by Director and current President of the Company. The agreement is for a two-year period ended November 30, 2009. The Company agrees to pay consideration of $12,500 per month plus applicable G.S.T.

Paid or accrued management fees of $240,000 (2006 - $87,000) to a director and former President of the Company and paid or accrued management fees of $36,750 (2006 - $Nil) to a director and the President of the Company. Also included in due to related parties as of December 31, 2007 is $110,684 owing to the former President who is current director of the Company for payment or expenses on behalf of the Company. The amount is unsecured non-interest bearing, and has no specific terms of repayment.

During 2006, the Company issued 5,450,000 pre-consolidation flow-through common shares at $0.10 per share to the former President and current Chairman and Director of the Company for total proceeds of $545,000 and 100 non-flow-through common shares at $0.10 for the total proceeds of $10.

During 2007, the Company issued 100,000 pre-consolidation flow-through common shares at $0.10 per share to the current President and current Director of the Company for total proceeds of $10,000.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

11.	INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

		Period
		From
		Inception
		on May 4,
		2006 to
	2007	December 31,
		2006

Loss before income tax recovery	$(4,626,267)	$(218,442)

Expected income tax recovery at statutory rates	$1,473,970	$74,489
Non-deductible expenses	(518,547)	-
Deductible items	11,293
Unrecognized (recognized) benefit of non-capital losses and resource expenditures	(675,656)	(74,489)

Total income tax recovery	$291,060	$-

The significant components of the Company’s future tax assets are as follows:

	2007	2006

Future tax assets and liabilities
Loss carry towards	$303,994	$74,489
Oil and gas property and related exploration expenditures	436,040	-
Share issue costs	45,171
Capital assets	147

	785,352	74,489

Less: valuation allowances	(785,352)	(74,489)

net future tax assets (liabilities)	$-	$-

During the period ended December 31, 2007, the Company issued common shares on a flow-through basis for gross proceeds of $1,078,000. The flow-through agreement requires the Company to renounce certain deductions for Canadian exploration expenditures incurred on the Company’s resource properties.

The Company has available for deduction against future taxable income non-capital losses of approximately $894,000. These losses, if not utilized, will expire commencing in 2027. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years. Future tax benefits which may arise as a result of these non-capital losses and resource deductions have not been recognized in these financial statements and have been offset by a valuation allowance.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

12.	SEGMENTED INFORMATION

The Company's operations are in the oil and gas industry in Canada and the United States. Geographical information is as follows:

	December 31,	December 31,
	2007,	2006

Oil and gas properties
Canada	$3,022,474	$1,521,856
United States	470,344	-

	$3,492,818	$1,521,856

All of the Company’s revenues, direct costs and fixed assets costs are in Canada.

13.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivable, accounts payable and accrued liabilities, loan payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

14.	SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company:

	a)	On January 29, 2008, all outstanding stock options (3,160,000) were repriced to US$0.15 as of January 29, 2008.

b)

On February 13, 2008 a private placement of $310,500 was completed. As a result, 4,435,714 units at a price of $0.047 per unit were issued. Each Unit consisted of one share of common stock of the Company and on share purchase warrant (“warrant”). Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and an exercise price of $0.15 per share in the second year.

c)

On February 15, 2008 the Company entered into a Purchase and Sale Agreement with Panther Minerals Inc. pursuant to which the Company acquired a 51% interest in five diamond concessions in the State of Goias, Brazil for $250,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT DECEMBER 31, 2007

14.	SUBSEQUENT EVENTS (cont’d…)

	d)	On February 20, 2008 US$75,000 that the Company was indebted to an arms length third party was settled by way of the issuance of 750,000 common shares at $0.10 per share.

	e)	On February 21, 2008 the Company issued 250,000 stock options with a 2 year term to consultants with an exercise price of $0.15 per share.

f)

On February 29, 2008 a private placement of $595,550 was completed. As a result, 8,536,428 Units at a price of $0.07 per unit were issued. Each unit consisted of one share of common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year.

g)

On March 3, 2008 $150,000 out of a total of $225,000 that was owed to an arms length third party was converted to 2,142,857 units at a price of $0.07 per unit. Each unit consisted of one common stock of the Company and on share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, Eric M. Leslie, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Mr. Leslie has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer has concluded that our company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

While the Company believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing the Company’s objectives, the Company intends to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting.

The Company’s management, including its President, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on its evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company’s management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Current Office	Director Since
David Stadnyk Vancouver, British Columbia	44	Director	July 6, 2007 to December 1, 2007
		President / CEO/ Treasurer	July 30, 2007 to December 1, 2007

		Director and Chairman	December 13, 2007 to Present
Eric M. Leslie Calgary, Alberta	51	Corporate Secretary	August 1, 2007 to December 10, 2007

		President / CEO / Director	December 1, 2007 to Present

Tom Mayenknecht Vancouver, British Columbia	48	Corporate Secretary and Treasurer	December 1, 2007 to Present

The following is a description of the business background of the directors, director nominees and executive officers of our company.

David Stadnyk was appointed to our board on July 6, 2007 and was named as our President and treasurer on July 30, 2007. Mr. Stadnyk currently is the Chairman. Mr. Stadnyk has been a self-employed businessman involved in the investment business for the past 15 years and was key to raising capital for junior resource issuers. From February, 2002 to April, 2006, he served as a director of Patch Energy Inc. as well as President, CEO, CFO and Treasurer from January, 2003 to April, 2006. From 1998 to 2006, he served as President of Patch International Inc. (OTCBB: PTCH), a U.S. junior oil and gas exploration and production company with properties in the U.S., Canada and abroad. In 2006, Mr. Stadnyk served as President of Patch Oilsands Limited Partnership, a private company. From 1998 to April, 2006 he served as the President of Praxis Pharmaceuticals Inc., an Australian-based biotech company which he helped form in 1997. Mr. Stadnyk was co-founder and served on the board of Arsenal Energy Inc. (TSX: AEI), a Canadian oil and gas exploration company, was founder and President of Starlight Sports and Entertainment Inc., a company which owned at various times the Vancouver Whitecaps, the Vancouver Breakers, the Vancouver Angels, the Vancouver Ravens Lacrosse team and the TEAM 1040 All Sports radio station. He was President of Alexander News International Inc., a public newspaper chain that traded on the then Alberta Stock Exchange. He was also a founder of Fairchild International Inc., a junior oil and gas producer.

In 2001, Mr. Stadnyk was one of Business in Vancouver’s “Top 40 under 40” and “150 of the most notable British Columbians in 2002”. Mr. Stadnyk obtained his Bachelor of Education degree from the University of British Columbia in 1987 and in 1988 was a Master candidate of the Department of Education, combined program at the University of British Columbia and University of Victoria, B.C.

Eric M. Leslie was appointed as the Secretary on August 1, 2007. Mr. Leslie is now the President and CEO. Mr. Leslie has an extensive work history focused in the areas of management consulting, finance and oil and gas exploration. In 1978, Mr. Leslie began working in the oil and gas industry as a negotiator for both major and small independent oil and gas companies, including PanCanadian Petroleum Ltd. (now Encana Corporation), Amoco Canada Petroleum Company Ltd. and Phoenix Resources Ltd. At the age of 25, Mr. Leslie started his own oil and gas exploration company which specialized in acquisitions of producing oil properties. In 1991, Mr. Leslie founded Merchant Equities Capital Corp. In 1995, he co-founded Merchant Equities Investments Inc., a private company that provided venture capital financing, financial workouts and restructuring consulting management services primarily to early stage companies. During his tenure as President of Merchant Equities, Mr. Leslie gained extensive public company experience serving on the boards of directors of over a dozen publicly traded companies. Mr. Leslie co-founded Vanguard Exploration Corp., a private oil and gas exploration company in October 2003 and was the CEO from October 2003 to July 2007 and then became President and CEO to present.

Mr. Leslie obtained his Bachelor of Arts degree from the University of Western Ontario in 1977.

Tom Mayenknecht has in the past five years served two marketing communications practices: M2 Strategies (2004-2005) and Emblematica Brand Builders (2006 to present). As a principal in Emblematica, Mayenknecht develops brand-based communications and business development strategies for clients in the private, public and not-for-profit sectors. He is also an established public speaker and media trainer, having trained more than 150 Canadian Olympians on media and presentation techniques.

Mr. Mayenknecht also hosts The Sport Market on TEAM 1040, a weekly sport business radio show on Western Canada's largest all-sports radio station.

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

Audit Committee

We do not presently have an audit committee, as we only have two directors. We plan to add additional independent members to our board in the future, subject to our ability to locate and compensate such persons given our limited financial resources and the stage of our business.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2007, except as disclosed below, these filings were made on a timely basis:

Reporting Person	Number of Late Reports During the Fiscal Year Ended December 31, 2007	Number of Late Reports During Prior Fiscal Years
Eric M. Leslie	0	0
David Stadnyk	0	0

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)         the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2007;

(b)         each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2007, and whose total compensation exceeds $100,000 per; and

(c)         up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2007;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Eric M. Leslie President and CEO	2007 2006	36,750 Nil	Nil Nil	Nil Nil	343,993 Nil	Nil Nil	Nil Nil	Nil Nil	380,743
David Stadnyk Chairman, former President and CEO	2007 2006	240,000 87,000	Nil Nil	Nil Nil	50,222 Nil	Nil Nil	Nil Nil	Nil Nil	290,222 87,000

Notes
(1) Value of options was derived using the Black Scholes calculation model.

Outstanding Equity Awards as of December 31, 2007

The following table summarizes the outstanding equity awards as of December 31, 2007 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Eric M. Leslie	100,000 100,000 100,000 400,000	Nil	Nil	0.50(1) 1.00(1) 1.20(1) 1.00(1)	April 2, 2011 August 15, 2012 September 25, 2009 November 16, 2012	Nil	Nil	Nil	Nil
David Stadnyk	300,000	Nil	Nil	0.50(1)	April 2, 2011	Nil	Nil	Nil	Nil

Notes
(1) All options had their exercise price changed to $0.15 on January 29, 2008, when the Company’s stock was quoted on the OTCBB at a price of $0.13½ .

Equity Compensation Plans

Compensation of Directors

All compensation of our directors is disclosed under “Executive Compensation”, above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Eric M. Leslie

The Company entered into a management agreement on December 1, 2007 with a company that is controlled by Eric M. Leslie a Director and the current President and Chief Executive Officer of the Company. The agreement is for a two-year period ending November 30th, 2009. The Company agrees to pay consideration of $12,500 per month plus applicable GST.

David Stadnyk

The Company entered into a management agreement on January 1, 2007 with David Stadnyk, the current Chairman and Director of the Company, pursuant to which the Company pays to Mr. Stadnyk $20,000 per month as part of the remuneration for his duties. The agreement is for a three-year period ending December 31, 2010. Effective April 1, 2008, Mr. Stadnyk and the Company have agreed to reduce his remuneration to $10,000 per month.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 10, 2008 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. To our knowledge, each shareholder listed possesses sole voting and investment power with respect to the shares shown.

Name and address	Amount and nature of	Percentage
of beneficial owner	beneficial owner(1)	of class(2)

5% Shareholders:

David Stadnyk(3) Suite # 1220, 666 Burrard Street, Vancouver, BC	2,915,050	5.0%

Officers and Directors:

David Stadnyk(3) Suite # 1220, 666 Burrard Street, Vancouver, BC	2,915,050	5.0%

Eric M. Leslie(4) Suite 300, 840 - 6th Avenue SW, Calgary, Alberta	1,150,000	2.0%

Officers and Directors as a Group	4,065,050	7.0%

(1)

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 57,865,335 shares of our common stock, which accounts for the issued and outstanding shares as of April 10, 2008.

(3)	David Stadnyk’s share total includes 300,000 options which can be exercised in the next 60 days.

(4)	Eric M. Leslie’s share total includes 700,000 options which can be exercised in the next 60 days.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described under “Item 10. Executive Compensation”, above, since the beginning of our last fiscal year, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Where You Can Find More Information

Statements contained in this Annual Report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this Annual Report to any contract or other document of ours, you should refer to the exhibits that are a part of the Annual Report for a copy of the contract or document.

You may read and copy all or any portion of the Annual Report or any other information that Park Place Energy Corp. files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the Annual Report, are also available to you on the SEC’s website at www.sec.gov.

ITEM 13.         EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

Articles of Incorporation and By-laws

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

Material Contracts

10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)

10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)

10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)

10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)

10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)

10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)

10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)

10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)

10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)

10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)

10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)

10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)

10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)

10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (3)

10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (3)

10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)

10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (3)

10.18	Park Place Energy Corp. 2007 Stock Option Plan (3)

10.19	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(4)

10.20	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (3)

14.1	Code of Ethics (5)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Park Place Energy (Canada) Inc.	British Columbia
Park Place Energy (International) Inc.	British Columbia

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

Notes

(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed herewith.
(4)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(5)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Davidson & Company LLP to serve as our independent auditors for the years ended December 31, 2007 and December 31, 2006. We have not retained the services of any other independent auditors. Davidson and Company LLP performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2007 and December 31, 2006:

Audit Fees

2007	2006

$34,390	$25,900

Audit Related Fees

2007	2006

Nil	Nil

Audit Fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP in connection with statutory and regulatory filings or engagements.

Tax Fees

2007	2006

Nil	$3,930

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2007	2006

Nil	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:      /s/ Eric M. Leslie
            Eric M. Leslie
            President, Chief Executive Officer and a director
            Date: April 11, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ David Stadnyk
            David Stadnyk
            Chairman
            Date: April 11, 2008