Form 10-Q
period 2008-03-31
Park Place Energy Corp.
filed 2008-05-15
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

Suite 300, 840-6th Avenue S.W.
Calgary, Alberta, Canada	T2P 3E5
(Address of principal executive offices)	(Zip Code)

(403) 260-5375
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 57,865,335 shares of common stock outstanding as of May 13, 2008.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim consolidated financial statements of Park Place Energy Corp. are included in this Quarterly Report on Form 10-Q:

Description	Page

Consolidated Balance Sheets as at March 31, 2008 and December 31, 2007:	4

Interim Consolidated Statements of Operations and Deficit for the Three Months Ended March 31, 2008 and 2007 and for the Period from May 4, 2006 (Date of Inception) to March 31, 2008:	5

Interim Consolidated Statement of Stockholders’ Equity from May 4, 2006 (Date of Inception) to March 31, 2008:	6

Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and for the Period from December 31, 2007 to March 31, 2008:	7

Notes to Interim Consolidated Financial Statements:	9

PARK PLACE ENERGY CORP.

BALANCE SHEET
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Current
Cash	$10,508	$117,491
Receivable	23,697	21,937
Prepaid expenses	18,290	47,886

Total current assets	52,495	187,314

Fixed assets
Property and equipment, net	3,195	3,414

Exploration advance	341,718	233,361

Oil and gas properties (Note 4)	3,848,586	3,429,818

Mineral properties (Note 5)	262,184	-

Total assets	$4,508,178	$3,916,907

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$130,390	$128,491
Loan payable (Note 3)	75,000	225,000
Due to related parties (Note 9)	125,910	110,864

Total current liabilities	331,300	464,175

Shareholders' equity
Common stock (Note 6)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
48,865,335 common shares ( December 31, 2007 – 33,000,336)	489	330
Additional paid-in capital (Note 6)	9,235,686	7,932,363
Accumulated other comprehensive income	88,284	114,837
Deficit accumulated during the exploration stage	(5,147,581)	(4,594,798)

Total shareholders equity	4,176,878	3,452,732

Total liabilities and shareholders equity	$4,508,178	$3,916,907

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE INCOME
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative Amounts From
	Inception (May 4, 2006) To	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2008	March 31, 2007

REVENUE
Oil and gas	$130,449	$35,751	$-

DIRECT COSTS
Depletion	20,617	5,724	-
Operating expenses	42,310	24,817	-

	67,522	5,210	-
EXPENSES
Office and general	276,557	44,387	55,244
Depreciation	652	219	-
Foreign exchange gain	95,360	2,125	-
Professional fees	367,060	25,711	27,954
Consulting	761,888	172,167	126,321
Investor relations	425,729	11,620	-
Management fees	439,127	98,260	60,000
Travel	135,888	32,686	-
Stock-based compensation	1,695,522	170,818	6,572

	(4,197,783)	(557,993)	(276,091)
Loss before other items and	(4,130,261)	(552,783)	(276,091)
income taxes

OTHER ITEMS
Interest revenue	15,240	-	107
Write off oil and gas costs	(1,282,471)	-	-

Loss before income tax	(5,397,492)	(552,783)	(275,984)

Future income tax recovery	291,060	-	(179,075)
(expense)

Net loss for the period	(5,106,432)	(552,783)	(455,059)

OTHER COMPREHENSIVE
INCOME
Foreign currency translation	88,284	(26,553)	-
adjustment
Comprehensive loss	$(5,018,148)	$(579,336)	$(455,059)

Basic and diluted loss per share		$(0.01)	$(0.04)

Weighted average number of		38,738,075	12,630,244
shares outstanding – basic and
diluted

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(an Exploration Stage Company) - (expressed in Canadian Dollars) - (Unaudited)

	Common Stock

				Accumulated Other
	Number of		Additional Paid-In	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

December 31, 2007	33,000,336	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732
Issuance of common stock
for cash	12,972,142	130	928,802	-	-	928,932
Issuance of common stock in
settlement of debt	2,142,857	21	149,979	-	-	150,000
Issuance of common stock
per consulting	750,000	8	76,732	-	-	76,740
Stock-based
compensation	-	-	170,818	-	-	170,818
Share issuance costs	-	-	(23,008)			(23,008)
Cumulative translation	-	-	-	(26,553)	-	(26,553)
adjustment	-	-	-		-	-
Net loss	-	-	-	-	(552,783)	(552,784)

March 31, 2008	48,865,335	$489	$9,235,686	$88,284	$(5,147,581)	$4,176,878

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOW
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	Amounts From
	Inception
	on May 4,	Three Months	Three Months
	2006 to	Ended	Ended
	March 31,	March 31,	March 31,
	2008	2008	2007

CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$(5,106,432)	$(552,783)	$(455,059)
Depreciation	652	219	-
Stock-based compensation	1,695,522	170,818	6,572
Interest accrued on notes payable	12,530	-	-
Consulting fees paid by issuance of common stock	81,016	76,740	-
Investor relation fees paid by issuance of common stock	58,430	-	-
Depletion	20,617	5,724	-
Future income tax recovery	(291,060)	-	179,075

Changes in non-cash working capital items:
Increase (decrease) in receivable	(23,697)	(1,760)	1,880
Increase (decrease) in prepaid expenses	(18,290)	29,596	(3,395)
Increase (decrease) in accounts payable and accrued
liabilities	73,556	(24,354)	39,476
Increase in due to related parties	117,255	15,226	-

Net cash used in operating activities	(3,379,901)	(280,574)	(231,451)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,310,685)	(335,239)	(6,696)
Exploration advances	(341,718)	(108,357)	(200,000)
Mineral Properties	(262,184)	(262,184)	-
Loan receivable (payable)	(532,000)	-	121,000
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(3,847)	-	-

Net cash used in investing activities	(4,450,114)	(705,780)	(85,696)

Continued…

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	Amounts From
	Inception
	on May 4,		Three Months
	2006 to	Three Months	Ended
	March 31,	Ended March	March 31,
	2008	31, 2008	2007

Continued…

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	7,142,267	905,924	423,500
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	7,752,239	905,924	423,500

Effect of foreign exchange on cash	88,284	(26,553)	-

Change in cash during the period	10,508	(106,983)	106,353

Cash position, beginning of period	-	117,491	4,517

Cash position, end of period	$10,508	$10,508	$110,870

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

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

On July 30, 2007, the Company acquired Park Place Energy Inc. and the business of the Company is now the acquisition and exploration of oil and gas and diamond interests. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Energy (Canada) Inc. holds the exploration interests in five properties in the provinces of British Columbia, Alberta and Saskatchewan, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company is underway to develop certain of these properties for production. A limited amount of oil and gas is produced currently at one of our properties. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year- end of Park Place Energy Corp. was changed to December 31 from September 30, consequently the current period presented is for the three months ended March 31, 2008 and the comparative figures presented are for the period from inception on May 4, 2006 to March 31, 2008 and for the three months ended March 31, 2007.

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
AS AT MARCH 31, 2008
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS (cont’d…)

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has earned to date insignificant revenues since inception and has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $5,147,581 as of March 31, 2008. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results during the recent quarter ended March 31, 2008 the Company raised a total of $928,932 in new equity. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Form 10- KSB, filed April 15, 2008, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent accounting pronouncements

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and unutilized the one year deferral for non-financial assets and non-financial liabilities that was granted by FAP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earning. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations, but does not anticipate a material impact. The adoption on FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. The Company is currently reviewing the provision of FAS 161 and has not yet adopted the statement. However, as the provision of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position or cash flows.

3.	LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan in to common shares of the Company.

The Company converted $150,000 out of a total $225,000 to 2,142,857 units at a price of $0.07 per unit on March 3, 2008. Each unit consisted of one common stock of the company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

4.	OIL AND GAS PROPERTIES

The Company entered into agreements to acquire interests in various oil and gas properties in Canada and the United States as follows:

Three Months
Ended
March 31, 2008

Unproven Properties

OIL AND GAS INTERESTS

Canada	$3,674,601
USA	86,972

Total Unproved Properties	$3,761,533

Proven Properties

Canada	87,053

Total Proven Properties	$87,053

Total Proven and Unproved Properties	$3,848,586

5.	MINERAL PROPERTIES

In March, 2008, the Company acquired a 51% interest in six diamond concessions in the state of Goias, Brazil for $262,184.

6.	COMMON STOCK

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

On February 13, 2008 the Company issued 4,435,714 shares of common stock at a price of US$0.07 for gross proceeds of US$310,500.

On February 20, 2008 the company issued 750,000 shares of common stock as a settlement of debt to an arms length third party at a price of US$0.10 for gross proceeds of US$75,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

6.	COMMON STOCK (cont’d…)

On February 29, 2008 the Company issued 8,536,428 shares of common stock at a price of US$0.07 for gross proceeds of US$597,550.

On March 3, 2008 the Company issued 2,142,857 shares of common stock as a settlement of debt to an arms length party at a price of CAD$0.07 for gross proceeds of CAD$150,000.

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

On January 29, 2008 all outstanding stock options (3,160,000) were repriced to US$0.15.

As at March 31, 2008, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

	Number
	of Options	Exercise Price		Expiry Date
	500,000	US$	0.15	April 2, 2011
	100,000		0.15	April 4, 2011
	125,000		0.15	May 15, 2010
	125,000		0.15	May 15, 2010
	100,000		0.15	May 21, 2008
	150,000		0.15	August 13, 2012
	200,000		0.15	August 13, 2008
	120,000		0.15	August 13, 2012
	100,000		0.15	September 11, 2008
	200,000		0.15	September 25, 2011
	340,000		0.15	September 25, 2009
	150,000		0.15	October 11, 2009
	200,000		0.15	November 16, 2009
	100,000		0.15	November 16, 2011
	400,000		0.15	November 16, 2008
	100,000		0.15	December 1, 2008
	100,000		0.15	December 16, 2009
	100,000		0.15	February 11, 2010
	250,000		0.15	February 21, 2010

Balance as of March 31, 2008	3,460,000

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

Stock option transactions are summarized as follows:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance, beginning of period (post split)	3,160,000	$0.76	1,000,000	$0.56
Granted	350,000	0.15	2,510,000	0.89
Expired / cancelled	(50,000)	0.25	(350,000)	1.09
Balance, end of period	3,460,000	$0.15	3,040,000	$0.76
Options exercisable, end of period	3,460,000	0.15	3,040,000	0.75

Options – Stock-Based Compensation

As of March 31, 2008 the Company granted incentive stock options in accordance with its share option plan to directors and officers with an estimated fair value of $31,168. An additional $139,650 was recorded due to the re-pricing of the options.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

2008

Risk-free interest rate	3.22%
Expected life of options	2 years
Annualized volatility	105.23%
Dividend rate	0.00%

The weighted fair value of options granted was $0.15.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

6.	COMMON STOCK (cont’d…) Warrants

		US$ Exercise			US$
	Number of		Price	Exercise Price
	Warrants	First Year		Second Year

Balance, December 31, 2007	7,356,914	US$	0.50	US$	0.75

February 13, 2008	4,435,714		0.10		0.15
February 29, 2008	8,536,428		0.10		0.15
March 3, 2008	2,142,857	CAD$	0.10	CAD$	0.15

Balance, March 31, 2008	22,471,913

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Cash paid during the year for interest	$-	$-

Cash paid during the year for income taxes	$-	$-

Significant non-cash transactions during the quarter ended March 31, 2008 included:

a)	Included in accounts payable and accrued liabilities is $26,327 related to oil and gas expenditures.

b)	During the 3 months period ended March 31, 2008, the Company issued 2,142,857 common shares at a price of CAD$0.07 per share for settlement of an outstanding debt in the amount of CAD$150,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

	c)	During the3 months period ended March 31, 2008, the Company issued 750,000 common shares for the settlement of an outstanding debt for the consulting services in the amount of US$75,000.

There were no significant non-cash transactions for the three months period ended March 31, 2007.

9.	RELATED PARTY TRANSACTIONS

During the period ended March 31, 2008 the Company entered into the following transactions with related parties:

The Company amended the management agreement dated January 1, 2007 with the Chairman who was paid $20,000 per month as part of the remuneration for his duties. The agreement is for a three-year period ended December 31, 2010. Effective as of April 1, 2008 the Chairman now receives $10,000 per month for services rendered.

The Company paid or accrued management fees of $60,000 to the Chairman and paid or accrued management fees of $37,500 to the President & CEO of the Company. Also included in due to related parties as of March 31, 2008 is $2,548 that is owing to the Chairman for payments of expenses on behalf of the Company and $60,538 owing to companies related to the Chairman for payments of expenses on behalf of the Company. The amount is unsecured non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

10.	SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada, the United States and Brazil.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT MARCH 31, 2008
(Unaudited)

10.	SEGMENTED INFORMATION (cont’d…) Geographical information is as follows:

March 31,
2008

Oil and gas properties
Canada	$3,291,270
United States	557,316

$3,848,586

All of the Company’s oil and gas revenues are in Canada.

The Company’s operations in the mineral exploration industry are in Brazil.

March 31,
2008

Diamond properties
Brazil	$262,184

11.	FINANCIAL INSTRUMENTS

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

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2008 the Company:

a)

Completed a private placement and issued 9,000,000 units at a price of US$0.10 per unit for total proceeds of US$900,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase a common share up to 1 year at a price of US$0.20.

	b)	Issued 250,000 stock options to a director of the Company. The options are exercisable at $0.15 for a two year period.

Item 2.           Management’s Discussion and Analysis

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Park Place Energy Corp.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; (iv) “Securities Act” refers to the United States Securities Act of 1933, as amended; and (v) all dollar amounts are in Canadian dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2008 should be read in conjunction with: (i) our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2008 included in this Quarterly Report; and (ii) our Annual Report on Form 10-KSB for the year ended December 31, 2007, including our annual audited financial statements set forth therein.

Overview

General

Prior to our acquisition of Park Place Energy Inc. (“Park Place Canada”) in July 2007, we operated an e-commerce website. However, this business did not progress as anticipated and we determined to pursue other opportunities.

On July 30, 2007, we completed the acquisition of all of the issued and outstanding shares of Park Place Canada, which was engaged in the exploration for oil and natural gas. In addition, pursuant to the terms of the acquisition, we disposed of our interest in and to the e-commerce website and acquired the shares of our common stock held by certain former officers and directors of our company.

For more information relating to the acquisition and related reorganization, see our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 15, 2008.

The closing of the acquisition of Park Place Canada represented a change in control of our Company. For accounting purposes, this change in control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and Park Place Canada, as the legal subsidiary, is treated as the acquiring company with the continuing operations.

Our Business

As a result of the acquisition, we are an exploration stage company engaged in the exploration for conventional oil and natural gas, as well as diamonds. In the projects in which we hold interests, another party typically acts as the operator of the project and we provide to the operator timely funding for our proportionate share of costs, as well as technical input on best developing the related property. To control our overhead, we engage the services of consultants who have technical expertise to best represent our interests. We currently hold interests in oil and gas properties in the Provinces of British Columbia, Alberta and Saskatchewan, Canada and in Morgan County, Tennessee. Additionally, we have a diamond resource project in Central Brazil.

In March 2008, we acquired a 51% interest in six diamond concessions in Central Brazil in exchange for the payment of $262,184.

A limited amount of revenue is currently being generated from our Kerrobert oil property in the Province of Saskatchewan, Canada. Revenues from our Eight Mile Gas Property in Northeast British Columbia and our interest in the Morgan Highpoint #3 Discovery Well in Tennessee are anticipated to commence in the second quarter of 2008. We continue to work on developing our other properties as well identifying new properties for acquisition.

For more information regarding our business, see our Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.

Plan Of Operations

Overview

Our Plan Of Operations for the next 12 months is to concentrate on three projects: developing our Eight Mile Property in British Columbia, Canada for production; drilling additional test wells on our Tennessee property; and advancing our interest in the six diamond concessions located in Central Brazil.

Over the next 12 months, we plan to conduct the following: (i) on the Eight Mile Property in British Columbia, we expect to drill one or two more wells at an estimated net expense of $1,000,000 per well; (ii) we expect to complete a pipeline that will enable delivery of natural gas from certain wells on the Eight Mile Property at an aggregate estimated expense of $1,000,000; (iii) on the Morgan Highpoint Project in Tennessee, we expect to drill and complete additional wells at an estimated net expense of $510,000; and (iv) on the six diamond concessions located in Central Brazil, we anticipate an estimated expense of $360,000 in advancing our interests. Further, we expect to spend approximately $250,000 in the next 12 months in office and general expenses, as well as approximately $700,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on the foregoing, we anticipate that we will require approximately $4,820,000 to pursue our Plan Of Operations over the next 12 months. We had cash of $10,508 and a working capital deficit of $278,805 as at March 31, 2008, however, in April 2008, we completed a financing of units for aggregate proceeds of $900,000. Consequently we will require additional financing to pursue our Plan Of Operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our Plan Of Operations.

We believe that debt financing will not be an alternative for funding as we do not have any significant tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to re-evaluate or abandon our plan of operations.

Result of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table sets out our net loss for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Oil and Gas Revenue	$35,751	$---
Direct Costs
Depletion	5,724	---
Operating expenses	24,817	---
Expenses
Office and general	44,387	55,244
Depreciation	219	---
Foreign exchange gain	2,125	---
Professional fees	25,711	27,954
Consulting	172,167	126,321
Investor relations	11,620	---
Management fees	98,260	60,000
Travel	32,686	---
Stock-based compensation	170,818	6,572
Net Loss	579,336	455,059

Oil and Gas Revenue

Our oil and gas revenue for the three month period ended March 31, 2008 was CDN$35,751, compared to $Nil for the prior period of 2007. This revenue results from production at our Kerrobert Property, which is immaterial to our overall exploration operations. This revenue is offset by direct costs of CDN$5,724 in depletion and CDN$24,817 in operating expenses for the three month period ended March 31, 2008, compared to $Nil in the prior period of 2007.

Office and General Expenses

Our office and general expenses decreased to CDN$44,387 for the three months ended March 31, 2008 from CDN$55,244 for the prior period of 2007 as a result of operating efficiencies.

Foreign Exchange Gain

In the three months ended March 31, 2008, we realized a foreign exchange gain of CDN$2,125, compared to $Nil for the prior period of 2007. This increase is the result of currency fluctuations among the Canadian dollar, the United States dollar and the British pound and our increased business activities in the United Kingdom.

Professional Fees

Our professional fees decreased to CDN$25,711 for the three months ended March 31, 2008 from CDN$27,954 for the prior period of 2007 as a result of operating efficiencies.

Consulting Expenses

Our consulting expenses increased to CDN$172,167 for the three months ended March 31, 2008 from CDN$126,321 for the prior period of 2007 as a result of increased business activity.

Investor Relations Expenses

Our investor relations expense for the three months ended March 31, 2008 was $11,620 compared to $Nil for the prior period of 2007, due to increased financing activities and growth of our investor base.

Management Fees

Our management fees increased to CDN$98,260 for the three months ended March 31, 2008 from CDN$60,000 for the prior period of 2007 as a result of increased business activity.

Travel Expenses

Our travel expenses increased to CDN$32,686 for the three months ended March 31, 2008 from $Nil for the prior period of 2007 as a result of a increased business activity requiring travel for our management and consultants.

Stock-Based Compensation Expenses

Our stock-based compensation expenses increased to CDN$170,818 for the three months ended March 31, 2008 from $6,572 for the prior period of 2007 as a result of increased business activity requiring significantly more work by our consultants.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2008 was CDN$579,336 compared to CDN$455,059 for the prior period of 2007.

Liquidity and Capital Resources

	As at	As at
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Cash	$10,508	$117,491
Working capital (deficit)	(278,805)	(276,861)
Total assets	4,508,178	3,916,907
Total liabilities	331,300	464,175
Shareholders’ equity	4,176,878	3,452,732

We anticipate that we will require approximately $4,820,000 to pursue our plan of operations over the next 12 months. We had cash of $10,508 and a working capital deficit of $278,805 as at March 31, 2008, however, in April 2008, we completed a financing of units for gross proceeds of $900,000. We will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2008 increased to CDN$280,574 from CDN$231,451 in the prior period of 2007, due to increased operations.

Cash Used In Investing Activities

Cash used in investing activities in the three months ended March 31, 2008 was CDN$705,780, compared to CDN$85,696 in the prior period of 2007. These represent investments in our oil and gas properties and loans to another oil and gas exploration company.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended March 31, 2008, we received cash of CDN$905,924 as a result of proceeds from the sale of our capital stock, compared to CDN$423,500 in the prior period of 2007.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4T.        Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.        Risk Factors

Not Applicable.

Item 2.           Unregistered Sales of Equity Securities

Previously disclosed in filings with the SEC.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENERGY CORP.

/s/ Eric M. Leslie
Eric M. Leslie
President and Chief Executive Officer

Dated: May 14, 2008