Form 10-Q
period 2008-06-30
Park Place Energy Corp.
filed 2008-08-14
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

[           ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

Suite 300, 840-6th Avenue S.W.
Calgary, Alberta, Canada	T2P 3E5
(Address of principal executive offices)	(Zip Code)

(403) 260-5375
(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 61,815,335 as of August 11, 2008.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended June 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Park Place Energy Corp. are included in this Quarterly Report on Form 10-Q:

Description	Page

Consolidated Balance Sheets as at June 30, 2008 and December 31, 2007:	4

Interim Consolidated Statements of Operations and Deficit for the Three and Six Months Ended June 30, 2008 and 2007 and for the Period from May 4, 2006 (Date of Inception) to June 30, 2008:	5

Interim Consolidated Statement of Stockholders' Equity from December 31, 2007 to June 30, 2008:	6

Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the Period from May 4, 2006 (Date of Inception) to June 30, 2008:	7

Notes to Interim Consolidated Financial Statements:	9

PARK PLACE ENERGY CORP.

BALANCE SHEET
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current
Cash	$349,108	$117,491
Receivable	59,244	21,937
Prepaid expenses	13,149	47,886

Total current assets	421,501	187,314

Fixed assets
Property and equipment, net	2,976	3,414

Note Receivable (Note 3)	244,090	-

Exploration advance	440,933	233,361

Oil and gas properties (Note 4)	2,125,538	3,492,818

Total assets	$3,235,038	$3,916,907

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$161,635	$128,491
Loan payable (Note 6)	35,000	225,000
Due to related parties (Note 9)	28,097	110,684

Total current liabilities	224,732	464,175
Shareholders Equity

Common stock (Note 7)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
60,265,335 common shares ( December 31, 2007 - 33,000,336)	603	330
Additional paid-in capital (Note 7)	10,437,185	7,932,363
Accumulated other comprehensive income	113,805	114,837
Deficit accumulated during the exploration stage	(7,541,287)	(4,594,798)

Total shareholders' equity	3,010,306	3,452,732

Total liabilities and shareholders equity	$3,235,038	$3,916,907

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE INCOME
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	Amounts			Six
	From Inception	Three Months	Three Months	Months	Six Months
	(May 4, 2006)	Ended	Ended	Ended	Ended
	To June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007

REVENUE
Oil and gas	$581,711	$451,262	$23,902	$487,013	$23,902

DIRECT COSTS
Depletion	266,129	245,512	-	251,236	-
Operating expenses	178,163	135,853	-	160,670	-

	137,419	69,897	23,902	75,107	23,902
EXPENSES
Office and general	348,645	72,088	124,690	116,475	179,934
Depreciation	872	220	6,900	439	6,900
Exploration expenses	8,004	8,004	-	8,004	-
Foreign exchange gain	99,704	4,344	-	6,469	-
Professional fees	468,362	101,302	54,837	127,013	82,791
Consulting	1,112,876	350,988	249,544	523,155	375,865
Investor relations	482,407	56,678	-	68,298	-
Management fees	492,841	53,714	60,000	151,974	120,000
Travel	148,628	12,740	-	45,426	-
Stock-based compensation	1,827,570	132,048	125,435	302,866	132,007

	(4,989,909)	(792,126)	(621,406)	(1,350,120)	(897,497)

Loss before other items and income taxes	(4,852,490)	(722,229)	(597,504)	(1,275,013)	(873,595)

OTHER ITEMS
Interest revenue	15,562	322	250	322	357
Gain (Loss) on sale of disposal of properties	(45,692)	(45,692)	-	(45,692)	-
Write off oil and gas costs	(2,908,577)	(1,626,106)	-	(1,626,106)	-

Loss before income tax	(2,938,707)	(1,671,476)	(597,254)	(1,671,476)	(873,238)
Future income tax recovery (expense)	291,060	-	104,295	-	(74,780)
Net loss for the period	(7,500,137)	(2,393,705)	(492,959)	(2,946,489)	(948,018)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	113,805	29,105	-	1,032	(218,442)
Comprehensive loss	$(7,386,332)	$(2,364,600)	$(492,959)	$(2,945,457)	$(1,666,460)
Basic and diluted loss per share		$(0.05)	$(0.03)	$(0.06)	$(0.07)
Weighted average number of shares
outstanding - basic and diluted		53,075,787	14,256,541	48,276,980	13,958,548

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Common Stock
				Accumulated
				Other
	Number of		Additional Paid-	Comprehensive
	Shares	Amount	In Capital	Income	Deficit	Total

December 31, 2007	33,000,336	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732
Issuance of common
stock for cash	21,972,142	220	1,828,712	-	-	1,828,932
Issuance of common
stock in
settlement of debt	4,542,857	21	149,979	-	-	150,000
Issuance of common
stock for	750,000	32	292,708	-	-	292,740
consulting
Stock-based
compensation	-	-	301,431	-	-	301,431
Shares issued as
private placement	-	-	27,986	-	-	27,986
commission
Share issuance costs	-	-	(95,994)	-	-	(95,994)
Cumulative
translation
adjustment	-	-	-	(1,032)	-	(1,032)
Net loss	-	-	-	-	(2,946,489)	(2,946,489)

June 30, 2008	60,265,335	$603	$10,437,185	$113,805	$(7,541,287)	$3,010,306

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOW
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	Amounts From
	Inception
	on May 4,	Six Months
	2006 to	Ended	Six Months Ended
	June 30,	June 30,	June 30,
	2008	2008	2007

CASH FLOW FROM OPERATING
EXPENSES
Loss for the period	$(7,500,138)	$(2,946,489)	$(948,018)
Depreciation	871	438	-
Accretion	(320)	(320)	-
Stock-based compensation	1,827,570	302,866	132,007
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	1,626,106	1,626,106	-
Consulting fees paid by issuance of	373,756	292,740	-
common stock
Investor relation fees paid by issuance of	58,430	-	-
common stock
Depletion	266,129	251,236	6,900
Loss on disposal of mineral properties	137,915	137,915	-
Future income tax recovery	(291,060)	-	74,780

Changes in non-cash working capital items:
(Increase) decrease in receivable	(59,244)	(37,307)	(7,093)
(Increase) decrease in prepaid expenses	(13,149)	34,737	(12,456)
Increase (decrease) in accounts payable
and accrued liabilities	94,281	(3,629)	427,485
Increase (decrease) in due to related	19,442	(82,587)	-
parties

Net cash used in operating activities	(3,446,881)	(424,294)	(326,395)

CASH FLOW FROM INVESTING
ACTIVITIES
Oil and gas interests	(3,448,735)	(473,289)	(133,910)
Exploration advances	(440,933)	(207,572)	-
Mineral Properties	(381,685)	(381,685)	-
Loan receivable (payable)	(572,000)	(40,000)	(200,000)
Cash acquired through recapitalization	320	-	-
Proceeds (Payments) to related parties	-	-	(243,929)
Acquisition of property and equipment	(3,847)	-	-

Net cash used in investing activities	(4,846,880)	(1,102,546)	(577,839)

Continued...

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	Amounts From
	Inception
	on May 4,
	2006 to	Six Months	Six Months
	June 30,	Ended June 30,	Ended June 30,
	2008	2008	2007

Continued

CASH FLOW FROM FINANCING
ACTIVITIES
Proceeds from issuance of capital stock	7,919,092	1,759,489	1,492,000
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,529,064	1,759,489	1,492,000

Effect of foreign exchange on cash	113,905	(1,032)	-

Change in cash during the period	349,108	231,617	587,766

Cash position, beginning of period	-	117,491	4,517

Cash position, end of period	$349,108	$349,108	$592,283

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Park Place Energy Corp., formerly ST Online Corp. (the "Company"), was incorporated under the laws of the State of Nevada on August 27, 2004. On June 22, 2007, the Company entered into a Business Combination Agreement with Park Place Energy Inc., a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C. Ltd., a British Columbia corporation and wholly-owned subsidiary of the Company.

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

On July 30, 2007, the Company acquired Park Place Energy Inc. and the business of the Company is now the acquisition and exploration of oil and gas and diamond interests. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Energy (Canada) Inc. holds the exploration interests in five properties in the provinces of British Columbia, Alberta and Saskatchewan, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company is underway to develop certain of these properties for production. A limited amount of oil and gas is produced currently at one of our properties. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year- end of Park Place Energy Corp. was changed to December 31 from September 30, consequently the current periods presented are for the three and six months ended June 30, 2008 and the comparative figures presented are for the period from inception on May 4, 2006 to June 30, 2008 and for the three and six months ended June 30, 2007.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

Park Place Energy Inc. was renamed to Park Place Energy (Canada) Inc. on September 14, 2007.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $7,541,286 as of June 30, 2008. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results, during the period ended June 30, 2008 the Company raised a total of $1,760,924 in new equity. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Form 10-KSB, filed April 15, 2008, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent accounting pronouncements

FASB Staff Position 157-2 ("FSP FAS 157-2") delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and unutilized the one year deferral for non-financial assets and non-financial liabilities that was granted by FAP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company's consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earning. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption on FAS 159 did not have a material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's operating results, financial position, and cash flows. The Company is currently reviewing the provision of FAS 161 and has not yet adopted the statement. However, as the provision of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	NOTE RECEIVABLE

On June 26, 2008, the Company received a promissory note in the amount of US$385,000 in consideration for the sale of the Company's interest in the mineral property described in Note 5. The note is non-interest bearing, unsecured and due on June 26, 2013. The issuer is to repay the promissory note with 20% of the net proceeds from any diamonds sold from the property or 20% of the proceeds from the sale of the interest in the properties. The Company recognized a discount of $145,945 at an effective rate of 10%. During the six month period ended June 30, 2008, the Company recorded amortization of the discount of $320 as interest revenue.

4.	OIL AND GAS PROPERTIES

The Company entered into agreements to acquire interests in various oil and gas properties in Canada and the United States as follows:

As at
June 30,
2008

OIL AND GAS INTERESTS

Proven Properties
Canada	$1,336,706
USA	-

Total Proven Properties	$1,336,706

Unproven Properties
Canada	$256,252
USA	532,580

Total Unproved Properties	$788,832

Total Proven and Unproved Properties	$2,125,538

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

5.	MINERAL PROPERTIES

In February, 2008, the Company entered into a purchase and sale agreement with a third party pursuant to which the Company acquired a 51% interest in five diamond concessions in the state of Goias, Brazil for $250,000. An additional $12,184 has been spent on acquisition of a 51% interest in a sixth diamond concession offsetting the other concessions. In June, 2008, the Company sold its 51% interest in the six diamond concessions in consideration for a US$385,000 promissory note described in Note 3. The Company recognized a loss of $138,936 on the sale of the concessions.

6.	LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan in to common shares of the Company.

The Company converted $150,000 out of a total $225,000 to 2,142,857 units at a price of $0.07 per unit on March 3, 2008. Each unit consisted of one common stock of the company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year. During the six month period ended June 30, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000.

7.	COMMON STOCK

The Company's Articles Of Incorporation provide for the issuance of up to 1,200,000,000 shares of common stock, par value $0.00001. Effective July 6, 2007 the Company implemented a stock split of its common stock by issuing eight new shares for every one old share. Effective July 23, 2007 the Company implemented a further a stock split of its common stock by issuing one and a half new shares for every old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock splits.

On February 13, 2008, the Company issued 4,435,714 shares of common stock at a price of US$0.07 for gross proceeds of US$310,500.

On February 20, 2008, the Company issued 750,000 shares of common stock as a settlement of debt to an arms length third party at a price of US$0.10 for gross proceeds of US$75,000.

On February 29, 2008, the Company issued 8,536,428 shares of common stock at a price of US$0.07 for gross proceeds of US$597,550.

On March 3, 2008, the Company issued 2,142,857 shares of common stock as a settlement of debt to an arms length party at a price of $0.07 for gross proceeds of $150,000.

In April, 2008, the Company issued 9,000,000 units at a price of US$0.10 per unit for total proceeds of US$900,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase a common share up to 1 year at a price of US$0.20. The Company paid a Finder's Fee of $45,000 and issued Finder's Warrants with a fair value of $27,986 to acquire 450,000 common shares of the Company at $0.10 for one year.

On June 16, 2008, the Company issued 2,400,000 shares of common stock at a price of US$0.09 to settle all obligations with a consultant pursuant to a Consulting Agreement between a consultant and the Company for gross proceeds of $216,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

Stock Options

The Company adopted an incentive Stock Option plan as at October 11, 2007 whereby the total number of authorized options to be granted is up to total of 6,000,000 Common Shares. Under the plan, the exercise price of each option shall not be less that the market price of the Company's stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Company at the time of grant.

On January 29, 2008 all outstanding stock options (3,160,000) were repriced to US$0.15.

As at June 30, 2008, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

		Exercise
	Number	Price
	of Options	(US$)	Expiry Date

	350,000	0.15	April 2, 2011
	100,000	0.15	April 4, 2011
	125,000	0.15	May 15, 2010
	125,000	0.15	May 15, 2010
	200,000	0.15	August 13, 2008
	120,000	0.15	August 13, 2012
	100,000	0.15	September 11, 2008
	340,000	0.15	September 25, 2009
	150,000	0.15	October 11, 2009
	200,000	0.15	November 16, 2009
	400,000	0.15	November 16, 2008
	100,000	0.15	December 1, 2008
	100,000	0.15	December 16, 2009
	100,000	0.15	February 11, 2010
	250,000	0.15	February 21, 2010
	250,000	0.15	April 21, 2010
	50,000	0.10	June 19, 2009
	1,790,000	0.10	June 19, 2010
Balance as of June 30, 2008	4,850,000

During the six month period ended June 30, 2008, various consultants, directors and officers ceased to work for the Company and pursuant to their stock option agreements, their stock options subsequently expired. Refer to Note 13.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

Stock option transactions are summarized as follows:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Options	(US$)	Options	(US$)
Balance, beginning of period (post split)	3,160,000	$0.76	1,000,000	$0.56
Granted	2,440,000	0.11	2,510,000	0.89
Expired / cancelled	(750,000)	0.15	(350,000)	1.09
Balance, end of period	4,850,000	$0.13	3,040,000	$0.76
Options exercisable, end of period	4,850,000	$0.13	3,040,000	$0.76

Options - Stock-Based Compensation

As of June 30, 2008, the Company granted incentive stock options in accordance with its share option plan to directors and officers with an estimated fair value of $161,781. An additional $139,650 was recorded due to the re-pricing of the options.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

2008

Risk-free interest rate	3.31%
Expected life of options	2 years
Annualized volatility	134.09%
Dividend rate	0.00%

The weighted fair value of options granted was $0.07.

Warrants

		US$ Exercise	US$ Exercise
	Number of	Price	Price
	Warrants	First Year	Second Year

Balance, December 31, 2007	7,356,914	US$ 0.50	US$ 0.75

February 13, 2008	4,435,714	US$ 0.10	US$ 0.15
February 29, 2008	8,536,428	US$ 0.10	US$ 0.15
March 3, 2008	2,142,857	CAD$ 0.10	CAD$ 0.15
April 2, 2008	7,500,000	US$ 0.20	-
April 2, 2008	1,500,000	US$ 0.20	-
May 20, 2008	450,000	US$ 0.10	-
Balance, June 30, 2008	31,921,913

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

Significant non-cash transactions during the six month period ended June 30, 2008 included:

a)	Included in accounts payable and accrued liabilities is $36,773 related to oil and gas expenditures.

b)	During the six month period ended the Company sold its interest in a mineral property for a US$385,000 note receivable.

c)	During the six month period ended June 30, 2008, the Company issued 2,142,857 common shares at a price of $0.07 per share for settlement of an outstanding debt in the amount of $150,000.

d)	During the six month period ended June 30, 2008, the Company issued 750,000 common shares for consulting services of US$75,000.

e)	During the six month period ended June 30, 2008, the Company issued 2,400,000 common shares with a fair value of $216,000 to pursuant to a consulting agreement.

There were no significant non-cash transactions for the six month period ended June 30, 2007.

9.	RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2008 the Company entered into the following transactions with related parties:

The Company amended the management agreement dated January 1, 2007 with the Chairman who was paid $20,000 per month as part of the remuneration for his duties. The agreement is for a three-year period ended December 31, 2010. Effective as of April 1, 2008, the Chairman now receives $10,000 per month for services rendered. On May 14, 2008, the Chairman resigned.

The Company paid or accrued management fees of $90,000 to the former Chairman and paid or accrued management fees of $52,500 to the former President & CEO of the Company. Also included in due to related parties as of June 30, 2008 is $28,097 that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

10.	SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT JUNE 30, 2008
(Unaudited)

Geographical information is as follows:

June 30,
2008

Oil and gas properties
Canada	$1,655,195
United States	470,343

$2,125,538

All of the Company's oil and gas revenues are in Canada.

11.	FINANCIAL INSTRUMENTS

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

12.	COMMITMENT

On June 19, 2008, the Company entered into a consulting agreement with a consultant who will receive CAD$4,000 per month and 50,000 options exercisable at $0.10 per share for 1 year (granted).

13.	SUBSEQUENT EVENT

Subsequent to June 30, 2008, pursuant to the stock option agreements of various consultants, officers and directors, 1,250,000 options with an exercise price of US$0.15 and expiration dates between September 25, 2009, and November 16, 2012, expired thirty days after they ceased working for the Company.

Item 2.	Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Park Place Energy Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; (iv) "Securities Act" refers to the United States Securities Act of 1933, as amended; and (v) all dollar amounts are in Canadian dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2008 should be read in conjunction with: (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2008 included in this Quarterly Report; and (ii) our Annual Report on Form 10-KSB for the year ended December 31, 2007, including our annual audited financial statements set forth therein.

Overview

General

Prior to our acquisition of Park Place Energy Inc. ("Park Place Canada") in July 2007, we operated an e-commerce website. However, this business did not progress as anticipated and we determined to pursue other opportunities.

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

Our Business

As a result of the acquisition, we are an exploration stage company engaged in the exploration for conventional oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project and we provide to the operator timely funding for our proportionate share of costs, as well as technical input on best developing the related property. To control our overhead, we engage the services of consultants who have technical expertise to best represent our interests. We currently hold interests in oil and gas properties in the Provinces of British Columbia and Alberta, Canada and in Morgan County, Tennessee.

In March 2008, we acquired a 51% interest in six diamond concessions in Central Brazil in exchange for the payment of $262,184. On July 10, 2008, we divested our entire 51% interest in these concessions for $385,000 by way of a promissory note.

Revenues are currently being generated from our Eight Mile Gas Property in Northeast British Columbia. We continue to work on developing our other properties as well identifying new properties for acquisition.

For more information regarding our business, see our Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.

Plan Of Operations

Overview

Our Plan Of Operations for the next 12 months is to concentrate on three projects: developing our Eight Mile Property in British Columbia, Canada for production; completing test wells on our Tennessee property; and advancing our interest in the recently acquired shale gas property in Alberta, Canada.

Over the next 12 months, we plan to conduct the following: (i) on the Eight Mile Property in British Columbia, we expect to drill two to four more wells at an estimated net expense of $900,000 per well; (ii) on the Morgan Highpoint Project in Tennessee, we expect to complete wells at an estimated net expense of $250,000; and (iii). Further, we expect to spend approximately $250,000 in the next 12 months in office and general expenses, as well as approximately $800,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on the foregoing, we anticipate that we will require approximately $4,780,000 to pursue our Plan Of Operations over the next 12 months. We had cash of $349,108 and working capital of $196,769 as at June 30, 2008. Consequently we will require additional financing to pursue our Plan Of Operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our Plan Of Operations.

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

Result of Operations

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following table sets out our net loss for the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Oil and Gas Revenue	$487,013	$23,902
Direct Costs
Depletion	251,236	---
Operating expenses	160,670	---
Expenses
Office and general	116,475	179,934
Depreciation	439	6,900
Exploration expenses	8,004	---
Foreign exchange gain	6,469	---
Professional fees	127,013	82,791
Consulting	523,155	375,865
Investor relations	68,298	---
Management fees	151,974	120,000
Travel	45,426	---
Stock-based compensation	302,866	132,007
Net Loss	2,946,489	948,016

Oil and Gas Revenue

Our oil and gas revenue for the six month period ended June 30, 2008 was CDN$487,013, compared to $23,902 for the prior period of 2007. This revenue results from production at our Kerrobert Property, which is immaterial to our overall exploration operations. This revenue is offset by direct costs of CDN$251,236 in depletion and CDN$160,670 in operating expenses for the six month period ended June 30, 2008, compared to $Nil in the prior period of 2007.

Office and General Expenses

Our office and general expenses decreased to CDN$116,475 for the six months ended June 30, 2008 from CDN$179,934 for the prior period of 2007 as a result of operating efficiencies.

Exploration Expenses

In the six months ended June 30, 2008, we incurred exploration expenses of $8,004, compared to $Nil in the prior period of 2007, relating to our properties.

Foreign Exchange Gain

In the six months ended June 30, 2008, we realized a foreign exchange gain of CDN$6,469, compared to $Nil for the prior period of 2007. This increase is the result of currency fluctuations among the Canadian dollar, the United States dollar and the British pound and our increased business activities in the United Kingdom.

Professional Fees

Our professional fees increased to CDN$127,013 for the six months ended June 30, 2008 from CDN$82,791 for the prior period of 2007 as a result of increased business activity.

Consulting Expenses

Our consulting expenses increased to CDN$523,155 for the six months ended June 30, 2008 from CDN$375,865 for the prior period of 2007 as a result of increased business activity.

Investor Relations Expenses

Our investor relations expense for the six months ended June 30, 2008 was $68,298 compared to $Nil for the prior period of 2007, due to increased financing activities and growth of our investor base.

Management Fees

Our management fees increased to CDN$151,974 for the six months ended June 30, 2008 from CDN$120,000 for the prior period of 2007 as a result of increased business activity.

Travel Expenses

Our travel expenses increased to CDN$45,426 for the six months ended June 30, 2008 from $Nil for the prior period of 2007 as a result of a increased business activity requiring travel for our management and consultants.

Stock-Based Compensation Expenses

Our stock-based compensation expenses increased to CDN$302,866 for the six months ended June 30, 2008 from $132,007 for the prior period of 2007 as a result of increased business activity requiring significantly more work by our consultants.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2008 was CDN$2,946,489 compared to CDN$948,018 for the prior period of 2007.

Liquidity and Capital Resources

	As at	As at
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Cash	$349,108	$117,491
Working capital (deficit)	196,769	(276,861)
Total assets	3,235,038	3,916,907
Total liabilities	224,732	464,175
Shareholders' equity	3,010,306	3,452,732

We anticipate that we will require approximately $4,780,000 to pursue our plan of operations over the next 12 months. We had cash of $349,108 and working capital of $196,769 as at June 30, 2008. We will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2008 increased to CDN$424,294 from CDN$326,395 in the prior period of 2007, due to increased operations.

Cash Used In Investing Activities

Cash used in investing activities in the six months ended June 30, 2008 was CDN$1,102,546, compared to CDN$577,839 in the prior period of 2007. These represent investments in our oil and gas properties and loans to another oil and gas exploration company.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the six months ended June 30, 2008, we received cash of CDN$1,759,489 as a result of proceeds from the sale of our capital stock, compared to CDN$1,492,000 in the prior period of 2007.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4.	Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

/s/ David Johnson
David Johnson
President and Chief Executive Officer

Dated: August 12, 2008