Form 10-Q
period 2008-09-30
Park Place Energy Corp.
filed 2008-11-14
CIK 1310982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 840-6th Avenue S.W. Calgary, Alberta, Canada	T2P 3E5
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 64,165,335 as of November 12, 2008.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended September 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim consolidated financial statements of Park Place Energy Corp. are included in this Quarterly Report on Form 10-Q:

Description Page

PARK PLACE ENERGY CORP.
BALANCE SHEET
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS

Current
Cash	$50,782	$117,491
Receivable	64,773	21,937
Prepaid expenses	29,493	47,886

Total current assets	145,048	187,314

Fixed assets
Property and equipment, net	2,753	3,414

Note Receivable (Note 3)	262,572	-

Exploration advance	457,492	233,361

Oil and gas properties (Note 4)	1,809,115	3,492,818

Total assets	$2,676,980	$3,916,907

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$170,575	$128,491
Loan payable (Note 6)	35,000	225,000
Due to related parties (Note 9)	21,385	110,684

Total current liabilities	226,960	464,175

Shareholders' equity
Common stock (Note 7)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
64,165,335 common shares ( December 31, 2007 - 33,000,336)	642	330
Additional paid-in capital (Note 7)	10,845,896	7,932,363
Accumulated other comprehensive income	173,023	114,837
Deficit accumulated during the exploration stage	(8,569,541)	(4,594,798)

Total shareholders' equity	2,450,020	3,452,732

Total liabilities and shareholders equity	$2,676,980	$3,916,907

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE INCOME
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative Amounts From Inception (May 4, 2006) To September 30 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30 2008	Nine Months Ended September 30, 2007

REVENUE
Oil and gas	$1,034,678	$452,967	$8,641	$939,980	$32,543
DIRECT COSTS
Depletion	544,639	278,510	2,430	529,746	9,330
Operating expenses	408,934	230,771	8,372	391,441	21,851

	81,105	(56,314)	(2,161)	18,793	1,362
EXPENSES
Office and general	409,583	60,938	59,465	177,413	112,342
Depreciation	1,095	222	-	661	-
Exploration expenses	20,874	12,871	-	20,875	-
Foreign exchange gain	96,034	(3,670)	(105,400)	2,799	(99,986)
Professional fees	566,974	98,612	90,907	225,625	173,697
Consulting	1,283,262	170,386	109,731	693,541	410,149
Investor relations	829,358	346,951	175,679	415,249	333,623
Management fees	535,390	42,549	60,000	194,524	180,000
Travel	161,424	12,796	44,353	58,222	70,121
Stock-based compensation	1,837,702	10,132	771,237	312,997	903,244

	(5,741,696)	(751,787)	(1,205,972)	(2,101,906)	(2,083,190)

Loss before other items and income taxes	(5,660,591)	(808,101)	(1,208,133)	(2,083,113)	(2,081,828)

OTHER ITEMS
Interest revenue	23,233	7,671	805	7,993	1,162
Loss on sale of disposal of properties	(50,339)	(4,647)	-	(50,339)	-
Write off oil and gas costs	(3,131,755)	(223,178)	-	(1,849,284)	-

Loss before income tax	(8,819,452)	(1,028,255)	(1,207,328)	(3,794,743)	(2,080,666)
Future income tax recovery	291,060	-	74,780	-	179,075
Net loss for the period	(8,528,392)	(1,028,255)	(1,132,548)	(3,974,743)	(1,901,591)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	173,023	59,218	21,405	46,619	21,405

Comprehensive loss	$(8,355,369)	$(969,037)	$(1,111,143)	$(3,928,124)	$(1,880,186)

Basic and diluted loss per share		$(0.02)	$(0.05)	$ (0.08)	$(0.16)

Weighted average number of shares outstanding - basic and diluted		60,797,505	23,043,099	52,994.420	12,006,907

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit	Total

December 31, 2007	33,000,336	$ 330	$ 7,932,363	$ 114,837	$(4,594,798)	$ 3,452,732
Issuance of common stock for cash	23,522,142	235	1,987,447	-	-	1,987,682
Issuance of common stock in settlement of debt	2,142,857	21	149,979	-	-	150,000
Issuance of common stock for consulting	5,500,000	56	542,685	-	-	542,741
Stock-based compensation	-	-	301,431	11,567	-	312,998
Shares issued as private placement commission	-	-	27,986	-	-	27,986
Share issuance costs	-	-	(95,995)	-	-	(95,995)
Cumulative translation adjustment	-	-	-	46,619	-	46,619
Net loss	-	-	-	-	(3,974,743)	(3,974,743)

September 30, 2008	64,165,335	$ 642	$10,845,896	$173,023	$(8,569,541)	$2,450,020

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENT OF CASH FLOW

(an Exploration Stage Company)

(expressed in Canadian Dollars)

(Unaudited)

	Cumulative Amounts From Inception on May 4, 2006 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$(8,528,392)	$(3,974,743)	$(1,901,591)
Depreciation	1,094	661	-
Accretion	(7,993)	(7,993)	-
Stock-based compensation	1,837,702	312,998	903,244
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	1,849,284	1,849,284	-
Consulting fees paid by issuance of common stock	623,756	542,740	-
Investor relation fees paid by issuance of common stock	58,430	-	-
Depletion	544,639	529,746	9,330
Loss on disposal of mineral properties	143,583	143,583	-
Future income tax recovery	(291,060)	-	(179,075)

Changes in non-cash working capital items:
Decrease in receivable	(64,773)	(42,836)	(10,701)
(Increase) decrease in prepaid expenses	(29,493)	18,393	(148,687)
Increase in accounts payable and accrued liabilities	120,839	22,929	107,768
Increase (decrease) in due to related parties	12,730	(89,299)	127,540

Net cash used in operating activities	(3,717,124)	(694,537)	(1,092,172)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,651,618)	(676,172)	(1,398,465)
Exploration advances	(457,492)	(224,131)	-
Mineral Properties	(398,162)	(398,162)	-
Loan payable	(572,000)	(40,000)	(532,000)
Cash acquired through recapitalization	320	-	320
Acquisition of property and equipment	(3,847)	-	-

Net cash used in investing activities	(5,082,799)	(1,338,465)	(1,930,145)

Continued...

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
(Unaudited)

	Cumulative Amounts From Inception on May 4, 2006 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Continued...

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,079,277	1,919,674	4,015,168
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,689,249	1,919,674	4,015,168

Effect of foreign exchange on cash	161,456	46,619	6,283

Change in cash during the period	50,782	(66,709)	999,134

Cash position, beginning of period	-	117,491	4,517

Cash position, end of period	$50,782	$50,782	$1,003,651

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT SEPTEMBER 30, 2008
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

On July 30, 2007, the Company acquired Park Place Energy Inc. Park Place Energy Inc. was renamed to Park Place Energy (Canada) Inc. on September 14, 2007. The business of the Company is now the acquisition and exploration of oil and gas. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Energy (Canada) Inc. holds the exploration interests in three properties in the provinces of British Columbia and Alberta, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company has developed certain properties for production. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30, consequently the current periods presented are for the three and nine months ended September 30, 2008 and the comparative figures presented are for the period from inception on May 4, 2006 to September 30, 2008 and for the three and nine months ended September 30, 2007.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(an Exploration Stage Company)
(expressed in Canadian Dollars)
AS AT SEPTEMBER 30, 2008
(Unaudited)

1.          NATURE AND CONTINUANCE OF OPERATIONS (cont'd...)

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities.  In addition, the Company has an accumulated deficit of $8,569,541 as of September 30, 2008.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results, during the period ended September 30, 2008 the Company raised a total of $1,919,674 in new equity. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

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

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for the first annual reporting period beginning on or after December 15, 2008. Management has determined that the adoption of SFAS 141(R) will not have a material impact on the Financial Statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

3.           NOTE RECEIVABLE

On June 26, 2008, the Company received a promissory note in the amount of US$385,000 in consideration for the sale of the Company's interest in the mineral property described in Note 5.  The note is non-interest bearing, unsecured and due on June 26, 2013.  The issuer is to repay the promissory note with 20% of the net proceeds from any diamonds sold from the property or 20% of the proceeds from the sale of the interest in the properties.  The Company recognized a discount of $145,945 at an effective rate of 10%.  During the nine month period ended September 30, 2008, the Company recorded amortization of the discount of $7,671 as interest revenue.

4.           OIL AND GAS PROPERTIES

The Company entered into agreements to acquire interests in various oil and gas properties in Canada and the United States as follows:

As at
September 30,
2008

OIL AND GAS INTERESTS

Proven Properties

Canada

$ 649,888

USA

-

Total Proven Properties

$ 649,888

Unproven Properties

Canada

$ 623,930

USA

535,297

Total Unproved Properties

$ 1,159,227

Total Proven and Unproved Properties

$ 1,809,115

5.           MINERAL PROPERTIES

In February, 2008, the Company entered into a purchase and sale agreement with a third party pursuant to which the Company acquired a 51% interest in five diamond concessions in the state of Goias, Brazil for $250,000.  An additional $12,184 has been spent on acquisition of a 51% interest in a sixth diamond concession offsetting the other concessions.  In June, 2008, the Company sold its 51% interest in the six diamond concessions in consideration for a US$385,000 promissory note described in Note 3.  The Company recognized a loss of $143,583 on the sale of the concessions.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

6.           LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan in to common shares of the Company.

The Company converted $150,000 out of a total $225,000 to 2,142,857 units at a price of $0.07 per unit on March 3, 2008.  Each unit consisted of one common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year.  During the nine month period ended September 30, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000.

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

On February 20, 2008, the Company issued 750,000 shares of common stock for consulting services of  US$75,000.

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

On July 3, 2008, the Company issued 1,475,000 shares of common stock at a price of US$0.10 for gross proceeds of US$147,500 and 75,000 shares of common stock at a price of US$0.15 for gross proceeds of US$11,250.

On September 8, 2008, the Company issued 600,000 shares of common stock at a price of US$0.125 in settlement of an amount of US$75,000 for the consulting services.

On September 8, 2008, the Company issued 1,750,000 shares of common stock at a price of US$0.10 in settlement of amount of US$175,000 for the consulting services.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

7.           COMMON STOCK (cont'd...)

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

As at September 30, 2008, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

Number
of Options

 Exercise
Price
(US$)

Expiry Date

300,000

0.15

April 2, 2011

125,000

0.15

May 15, 2010

125,000

0.15

May 15, 2010

100,000

0.15

September 25, 2009

150,000

0.15

October 11, 2009

200,000

0.15

November 16, 2009

100,000

0.15

December 1, 2008

100,000

0.15

December 16, 2009

250,000

0.15

February 21, 2010

50,000

0.10

June 19, 2009

1,790,000

0.10

June 19, 2010

Balance as of September 30, 2008

3,290,000

During the nine month period ended September 30, 2008, various consultants, directors and officers ceased to work for the Company and pursuant to their stock option agreements, their stock options subsequently expired.  Refer to Note 13.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

7.           COMMON STOCK (cont'd...)

Stock option transactions are summarized as follows:

September 30, 2008

December 31, 2007

Number of
Options

 Weighted
Average
Exercise
Price
(US$)

Number of
Options

 Weighted
Average
Exercise
Price
(US$)

Balance, beginning of period (post split)

3,160,000

$ 0.76

1,000,000

$ 0.56

Granted

2,440,000

0.11

2,510,000

0.89

Expired / cancelled

(2,310,000)

0.15

(350,000)

1.09

Balance, end of period

3,290,000

$ 0.71

3,160,000

$ 0.75

Options exercisable, end of period

3,290,000

$ 0.71

3,160,000

$ 0.75

Options - Stock-Based Compensation

As of September 30, 2008, the Company granted incentive stock options in accordance with its share option plan to directors and officers with an estimated fair value of $161,781.  An additional $139,650 was recorded due to the re-pricing of the options.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

2008

Risk-free interest rate

3.31%

Expected life of options

2 years

Annualized volatility

134.09%

Dividend rate

0.00%

The weighted fair value of options granted was $0.07.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

7.           COMMON STOCK (cont'd...)

Warrants

Number of
Warrants

US$ Exercise
Price
First Year

US$ Exercise
Price
Second Year

Balance, December 31, 2007

7,356,914

US$ 0.50

US$ 0.75

February 13, 2008

4,435,714

US$ 0.10

US$ 0.15

February 29, 2008

8,536,428

US$ 0.10

US$ 0.15

March 3, 2008

2,142,857

CAD$ 0.10

CAD$ 0.15

April 2, 2008

7,500,000

US$ 0.20

-

April 2, 2008

1,500,000

US$ 0.20

-

May 20, 2008

450,000

US$ 0.10

-

Balance, September 30, 2008

31,921,913

8.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Nine months
Ended
 September 30,
2008

Nine months
Ended
 September 30,
2007

Cash paid during the period for interest

$ -

$ -

Cash paid during the period for income taxes

$ -

$ -

Significant non-cash transactions during the nine month period ended September 30, 2008 included:

a)   Included in accounts payable and accrued liabilities is $31,950 related to oil and gas expenditures.

b)   During the nine month period ended September 30, 2008 the Company sold its interest in a mineral property for a US$385,000 note receivable.

c)   During the nine month period ended September 30, 2008, the Company issued 2,142,857 common shares at a price of $0.07 per share for settlement of an outstanding debt in the amount of $150,000.

d)   During the nine month period ended September 30, 2008, the Company issued 5,500,000 common shares for consulting services of US$541,000.

There were no significant non-cash transactions for the nine month period ended September 30, 2007.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

9.           RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2008 the Company entered into the following transactions with related parties:

The Company amended the management agreement dated January 1, 2007 with the Chairman who was paid $20,000 per month as part of the remuneration for his duties.  The agreement is for a three-year period ended December 31, 2010.  Effective as of April 1, 2008, the Chairman now receives $10,000 per month for services rendered.  On May 14, 2008, the Chairman resigned.

The Company paid or accrued management fees of $142,500 (September 30, 2007 - $180,000) to the former Chairman and to the former President & CEO of the Company.  Also included in due to related parties as of September 30, 2008 is $21,385 (December 31, 2007 - $110,684) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company.  The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

10.         SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

September 30 2008

Oil and gas properties

Canada

$1,273,818

United States

535,297

$1,809,115

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

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(an Exploration Stage Company)

(expressed in Canadian Dollars)

AS AT SEPTEMBER 30, 2008

(Unaudited)

12.         COMMITMENT

On September 1, 2008, the Company entered into a consulting agreement with a consultant who will receive CAD$4,700 per month.

13.         STOCK OPTIONS

Pursuant to the stock option agreements of various consultants, officers and directors, 1,250,000 options with an exercise price of US$0.15 and expiration dates between September 25, 2009, and November 16, 2012, expired thirty days after they ceased working for the Company.

14.         SUBSEQUENT EVENT

On September 22, 2008 the Company signed agreement to dispose of its right title and interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta to Fifth Avenue Diversified Inc. In exchange for its interest the company will receive total consideration of CDN$200,000, that will paid by way of promissory note and issued to the Company 200,000 common shares of Fifth Avenue Diversified Inc. (the at a deemed price of $0.25 per share).

On October 31, 2008 the Company terminated a consulting agreement dated June 19, 2008 as per the terms of the agreement.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2008 should be read in conjunction with: (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2008 included in this Quarterly Report; and (ii) our Annual Report on Form 10-KSB for the year ended December 31, 2007, including our annual audited financial statements set forth therein.

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

Recent Events

On July 24, 2008, Park Place Energy (Canada) Inc. (a subsidiary of Park Place Energy Corp.) acquired an interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

On September 22, 2008, Park Place Energy (Canada) Inc. disposed of its right, title and interest in these 5 Year Northern Petroleum and Natural Gas Leases to Fifth Avenue Diversified Inc.  In exchange for its interest, Park Place Energy (Canada) Inc. received total consideration of $200,000, which was paid by way of a promissory note and issue to Park Place Energy (Canada) Inc. of 200,000 common shares of Fifth Avenue Diversified Inc. at a deemed price of $0.25 per share.

For more information regarding our business, see our Annual Report on Form 10-KSB filed with the SEC on April 15, 2008.

Plan Of Operations

Overview

Our Plan Of Operations for the next 12 months is to concentrate on two core projects: developing our Eight Mile Property in British Columbia, Canada for production; and completing test wells on our Tennessee property.

Over the next 12 months, we plan to conduct the following: (i) on the Eight Mile Property in British Columbia, we expect to drill two to four more wells at an estimated net expense of $900,000 per well and (ii) on the Morgan Highpoint Project in Tennessee, we expect to complete wells at an estimated net expense of $250,000.  Further, we expect to spend approximately $250,000 in the next 12 months in office and general expenses, as well as approximately $800,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $4,900,000 to pursue our plan of operations over the next 12 months.  As at September 30, 2008, we had cash of $50,782 and a working capital deficit of $81,912.  Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Result of Operations

Nine months Ended September 30, 2008 Compared to the Nine months Ended September 30, 2007

The following table sets out our net loss for the periods indicated:

 Nine months Ended
September 30, 2008

 Nine months Ended
September 30, 2007

(Unaudited)

(Unaudited)

Oil and Gas Revenue

$939,980

$32,543

Direct Costs

Depletion

529,746

9,330

Operating expenses

391,441

21,851

Expenses

Office and general

177,413

112,342

Depreciation

661

-

Exploration expenses

20,875

-

Foreign exchange gain (loss)

2,799

(99,986)

Professional fees

225,625

173,697

Consulting

693,541

410,149

Investor relations

415,249

333,623

Management fees

194,524

180,000

Travel

58,222

70,121

Stock-based compensation

312,997

903,244

Net Loss

$(2,101,906)

$(2,083,190)

Oil and Gas Revenue

Our oil and gas revenue for the nine month period ended September 30, 2008 was $939,980, compared to $32,543 for the prior period of 2007.  This revenue is offset by direct costs of $529,746 in depletion and $391,441 in operating expenses for the nine month period ended September 30, 2008, compared to $9,330 in depletion and $21,851 in operating expenses for the prior period of 2007.

Office and General Expenses

Our office and general expenses increased to $177,413 for the nine months ended September 30, 2008 from $112,342 for the prior period of 2007 primarily as a result of increased business activity.

Exploration Expenses

In the nine months ended September 30, 2008, we incurred exploration expenses of $20,875, compared to $Nil in the prior period of 2007, relating to our properties.

Foreign Exchange Gain

In the nine months ended September 30, 2008, we realized a foreign exchange gain of $2,799, compared to a foreign exchange loss of $99,986 for the prior period of 2007.  This increase is the result of currency fluctuations among the Canadian dollar and  the United States dollar.

Professional Fees

Our professional fees increased to $225,625 for the nine months ended September 30, 2008 from $173,697 for the prior period of 2007 as a result of increased business activity.

Consulting Expenses

Our consulting expenses increased to $693,541 for the nine months ended September 30, 2008 from $410,149 for the prior period of 2007 as a result of increased business activity.

Investor Relations Expenses

Our investor relations expense for the nine months ended September 30, 2008 increased to $415,249 compared to $333,623 for the prior period of 2007, due to growth of our investor base.

Management Fees

Our management fees increased to $194,524 for the nine months ended September 30, 2008 from $180,000 for the prior period of 2007 as a result of increased business activity.

Travel Expenses

Our travel expenses decreased to $58,222 for the nine months ended September 30, 2008 from $70,121 for the prior period of 2007.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $312,997 for the nine months ended September 30, 2008 from $903,244 for the prior period of 2007 as a result of decreased stock-based compensation to our consultants.

Net Loss

As a result of the above, our net loss before other items and taxes for the nine months ended September 30, 2008 was $2,083,113, compared to $2,081,828 for the prior period of 2007.  Our comprehensive loss for the nine months ended September 30, 2008 was $3,928,124, compared to $1,880,186 for the prior period of 2007.  The reason for this increase in our comprehensive loss is primarily due to a write-off of oil and gas costs of $1,849,284 during the nine months ended September 30, 2008, compared to $nil for the prior period of 2007.

Liquidity and Capital Resources

 As at
September 30, 2008
(Unaudited)

 As at
December 31, 2007
(Audited)

Cash

$50,782

$117,491

Working capital (deficit)

(81,912)

(276,861)

Total assets

2,676,980

3,916,907

Total liabilities

226,960

464,175

Shareholders' equity

2,450,020

3,452,732

We anticipate that we will require approximately $4,900,000 to pursue our plan of operations over the next 12 months.  As at September 30, 2008, we had cash of $50,782 and a working capital deficit of  $81,912.  Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2008 decreased to $694,537 from $1,092,172 in the prior period of 2007, primarily as a result of our recording of an impairment of oil and gas of $1,849,284 for the nine month period ended September 30, 2008 as compared to $nil for the prior period of 2007.

Cash Used In Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2008 was $1,338,465, compared to $1,930,145 in the prior period of 2007.  These represent investments in our oil and gas properties and loans to another oil and gas exploration company.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock.  In the nine months ended September 30, 2008, we received cash of $1,919,674 as a result of proceeds from the sale of our capital stock, compared to $4,015,168 in the prior period of 2007.

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

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4.            Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.           Risk Factors

Not Applicable.

Item 2.             Unregistered Sales of Equity Securities

On September 8, 2008, we issued 600,000 shares of common stock at a deemed issuance price of US$0.125 per shares in settlement of an amount of US$75,000 for consulting services.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On September 8, 2008, we issued 1,750,000 shares of common stock at deemed issuance price of US$0.10 per share in settlement of amount of US$175,000 for consulting services.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation S.

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

"David Johnson"
David Johnson
President and Chief Executive Officer

Dated:  November 13, 2008