Form 10-K
period 2008-12-31
Park Place Energy Corp.
filed 2009-03-31
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

300-840 6th Avenue SW
Calgary, Alberta	T2P 3E5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 360-5375

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. [   ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes    [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2008, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.21) on that date, was approximately
$12,655,720.

The registrant had 64,165,335 shares of common stock outstanding as of March 27, 2009.

PARK PLACE ENERGY CORP.
Form 10-K

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of oil and gas, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our need for additional financing;

  our exploration activities may not result in commercially exploitable quantities of oil and gas on our properties;

  the risks inherent in the exploration for oil and gas such as weather, accidents, equipment failures and governmental restrictions;

  our limited operating history;

  our history of operating losses;

  the potential for environmental damage;

  our lack of insurance coverage;

  the competitive environment in which we operate;

  the level of government regulation, including environmental regulation;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.             BUSINESS

Name and Organization

We were incorporated under the laws of the State of Nevada on August 27, 2004 under the name ST Online Corp. On June 22, 2007, we entered into a business combination agreement with Park Place Energy Inc., a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C. Ltd., a wholly-owned subsidiary of our company incorporated under the laws of British Columbia. Pursuant to this business combination agreement, Park Place Energy Inc. and 0794403 B.C. Ltd. amalgamated under the provisions of the British Columbia Business Corporations Act and continued as Park Place Energy Inc., a company governed by the British Columbia Business Corporations Act.

On July 6, 2007, we completed a forward split of our shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, we merged with our wholly-owned subsidiary, Park Place Energy Corp. which we incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and our name was then changed to Park Place Energy Corp.

On July 23, 2007, we completed a forward split of our shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock.

On July 30, 2007, pursuant to the terms of a business combination agreement, we issued to each shareholder of record of Park Place Energy Inc. one share of our common stock for every two shares they held of Park Place Energy Inc. As a result, we issued 8,995,662 shares of common stock to the former shareholders of Park Place Energy Inc. Additionally, as part of this transaction, a total of 45,000,000 shares of our common stock held by former principals of our company were surrendered for cancellation. We thereby acquired Park Place Energy Inc. For accounting purposes, the acquisition was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. As a result of the acquisition, the business of our company is now the acquisition and exploration of oil and gas properties.

We hold exploration interests in a property in Tennessee, USA. Our wholly owned subsidiary, Park Place Energy (Canada) Inc., holds the exploration interests in five properties in the provinces of British Columbia and Alberta, in Canada. In addition, on July 24, 2008, our subsidiary, Park Place Energy (Canada) Inc., acquired an interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada. We have completed test drilling at certain of the properties in which we hold interests. We are underway to develop certain of these properties for production. A limited amount of oil and gas is produced currently at one of our properties.

Our principal business offices are located at Suite 300, 840 - 6th Avenue SW, Calgary, Alberta, Canada, T2P 3E5 and our telephone number is (403) 260-5375.

General

We are currently an exploration stage company engaged in exploring for conventional oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent our interests. We currently have interests in oil and gas properties in the Canadian provinces of British Columbia and Alberta and in Morgan County, Tennessee. Our principal capital expenditures to date have been $4,583,877 to acquire the interests in the oil and gas properties. See “Properties” for more information about our interests.

In March 2007, we had entered into a letter agreement to purchase a 50% interest in the Cecil Eureka property located in Alberta, Canada by agreeing to fund 50% of the proprietor’s obligations in respect of the property. In March 2008, we elected to drop our right to participate in this property due to a risk assessment of the property.

In June 2008, we sold all of our right, title, estate and interests in our Kerrobert property located in Saskatchewan, Canada for $205,000 (less outstanding operating cost of $75,521.86) .

In May 2006, we had entered into a farmout agreement in respect of a property located in the Atlee Buffalo area of Alberta, Canada pursuant to which we had agreed to pay all of the costs to drill, completed, equip, and tie in or abandoned two test wells. In June 2008, we elected to not to complete the wells drilled on the property and terminated the agreement due to a risk assessment of the property.

In September 2006, we had entered into a farmout agreement in respect of a property located in the Worsley area of Alberta, Canada pursuant to which we had agreed to conduct a seismic and test well program at the property. In June 2008, we elected not to drill a test well on the property and terminated the agreement due to a risk assessment of the property.

In March 2008 we acquired a 51% interest in 5 diamond concessions in Central Brazil in exchange for the payment of $250,000. On April 1, 2008, we acquired a sixth diamond concession in Central Brazil consisting of 356.25 hectares. In July 2008, we divested our entire interest in the 6 diamond concessions for $385,000 paid by way of a promissory note repayable from sales of diamonds recovered from these concessions.

Revenues from our Eight Mile Gas Property in north-east British Columbia commenced in April 2008. We continue to work on developing our other properties as well identifying new properties for acquisition.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

General

Our oil and gas operations are subject to various federal, provincial, state and local governmental regulations in Canada and the United States. Matters subject to regulation include exploration permits, discharge permits for drilling operations, drilling and abandonment bonds, operating practices, reports concerning operations, the spacing of wells, pooling of properties, taxation and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

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

Competition

We operate in highly competitive industries, competing with other oil and gas exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate such properties. Most of our competitors have financial resources, staffs and facilities substantially greater than our company’s. The principal area of competition is encountered in the financial ability for our company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that we will be successful in its efforts to secure additional properties and or develop its existing oil and properties.

Employees

As of December 31, 2008, we have no employees. However, as a cost saving measure, we rely on consultants to carry out our corporate activities and to oversee our best interests in our non-operated oil and gas properties.

ITEM 1A.           RISK FACTORS

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

We have a limited oil and gas operating history. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage with production, and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Some of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil or gas wells. Some of our properties are in the exploration stage only and are without proven reserves either of oil and gas. We may not establish commercial discoveries on some of our exploration properties.

Oil and gas exploration involves a high degree of risk and there is no assurance that expenditures for future exploration by us will result in new discoveries in commercial quantities.

Although we have a limited number of specific identified exploration prospects at the present time, we intend to continue to evaluate prospects on an ongoing basis in a manner consistent with industry standards. Our long-term commercial success depends on our ability to find, acquire, develop and commercially produce hydrocarbons. We cannot provide any assurance that we will be able to locate satisfactory properties for acquisition or participation. Moreover, if we do identify such acquisitions or participations, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic.

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

Our success depends to a significant extent upon the continued service of Mr. David Johnson, the Company’s President, CEO and Director. Losing the services of Mr. Johnson could have a material adverse effect on the Company’s growth, revenues, and prospective business. The Company does not maintain key-man insurance on the life of Mr. Johnson. In addition, in order to successfully implement and manage the Company’s business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that the Company will be able to retain existing consultants or that the Company will be able to find, attract and retain qualified personnel on acceptable terms. The loss of the service of Mr. Johnson, through incapacity or otherwise, would be costly to the Company and would require the Company to seek and retain other qualified personnel.

Presently, the Company is not the operator of any of its oil and natural gas properties. To this extent the Company is dependent on such operators for the timing of activities related to such properties and will largely be unable to direct or control the activities of the operators.

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

It is our practice in acquiring oil and gas leases or interests in oil and gas leases not to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who actually do the work in examining records before attempting to lease a specific interest.

Our acquisitions may not be successful.

As part of our growth strategy, we intend to acquire additional interests in oil and gas properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

Our Company’s involvement in the exploration for and development of oil and gas properties may result in our company becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although our Company has obtained insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, our company may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to our company. The occurrence of a significant event that our company is not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our company’s financial position, results of operations or prospects.

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

The current regulatory regime governing oil and gas exploration in Canada is subject to change. We cannot predict if, when or how any aspect of the regulatory regimes governing our activities may change. As a result, our business may be affected in ways that we cannot predict.

Risks Relating to Our Common Stock

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and gas and oil sands properties in Canada.

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

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. We entered the oil and gas exploration industry on July 30, 2007, and our operating subsidiary commenced operations on May 4, 2006, and as a result, we have a limited operating history. This makes our business difficult to evaluate and results in greater volatility in the price of our common stock. A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.             PROPERTIES

Our Properties

Eight Mile Property, British Columbia

We have a 40% participating interest in a Farmout Agreement with Terra Energy Corp. in northeast British Columbia, Canada covering a total of 21 sections of mineral leases (~5,376 hectares), (the “Farmout Acreage”). We have the right to pay 40% of the costs to drill, case and complete test wells on the Farmout Acreage by pre-selecting two sections for each test well drilled. To date we have drilled 3 test wells that have all been cased. We earn a 40% working interest in the test well spacing unit before payout, which is subject to a proportionate share of a 12% convertible gross overriding royalty and a 24 % working interest in the balance of the 2 section earning block as well as a 24% working interest in the test well spacing unit after payout of the test well. The well located in 7-8 Twp. 81 Rge. 17 W6 is currently tied and placed on production.

We have recently agreed to participate in the acquisition of a 3D seismic program over the Farmout Acreage at a cost of $333,300. Once the 3D data has been processed and interpreted a decision will be made as to whether or not to participate in the drilling of additional test wells on the Farmout Acreage. As of December 31, 2008 a total of $2,438,463 has been spent on the Eight Mile Property.

Morgan Highpoint Property, Tennessee, USA

On November 30, 2007, in exchange for the settlement of indebtedness of $370,337, the Company acquired from a third party a 5% participating interest in the Morgan Highpoint Project in Tennessee. The acquired interest included; a 5% participating interest in the John Bowen # 1 Well and the John Bowen # 2 Well; a 5% interest in the 110 gross acres comprising both the surface and mineral rights underlying the John Bowen lands, and a 5% interest in an additional 996 gross acres at Highpoint in Morgan County Tennessee. As of December 31, 2008, we have incurred $470,344 in costs by participating in the drilling and completing of the Morgan Highpoint # 3 and the Morgan Highpoint # 4 test wells. The Morgan Highpoint # 3 Discovery Well is currently being placed on production.

On April 15, 2008, the operator of the Morgan Highpoint Project, Montello Resources Ltd., commenced drilling the Morgan Highpoint #5 Test Well. The Morgan Highpoint #5 Test Well offsets the Morgan Highpoint #3 Discovery Well and the Morgan Highpoint #4 Well.

The interests in the Morgan Highpoint #5 Test Well are as follows:

Company	% of Cost Paid	% of Interest Earned
Park Place Energy Corp.	5%	5%
Montello Resources Ltd.	15%	35%
Austin Developments Corp.	20%	30%
Blackrock Petroleum Corp.	60%	30%

Nordegg Formation, Alberta

The Company acquired 100% interest in approximately 1280 acres of land in the Alberta Landsales in July 2008. The two leases are 5 Year Northern Petroleum and Natural Gas Leases that commenced on July 24, 2008 and give us full right, title and interest in the lands, subject to the payment of a royalty to the Alberta government in the event any revenues are earned from the lands. The Company plans to obtain seismic data for these land sections, as well as assess the option of obtaining a joint venture partner to participate in the development of the leases. As of December 31, 2008, the Company has incurred costs of $188,703 associated with the purchase of the leases.

Normandville Oil Sands, Peace River, Alberta

We have a 100% working interest in 1,792 hectares of mineral leases in the Normandville Area of northwest Alberta which cover Sections 1 to 4, 9, 11, 14 in Twp 78, Rge 22 W5M that were acquired at an Alberta Crown land sale in August, 2006 for total consideration of $249,980. The leases comprise the oil sands rights from below the top of the lower Cretaceous Peace River Group to the base of the lower Cretaceous Bluesky – Bullhead Group. Each lease has a 15 year term and an expiry date of no earlier than August 10, 2021. As of December 31, 2008, the Company has incurred rental charges of $6,272 on maintaining the related leases. We are reviewing how to best advance this property.

Medicine Hat, Alberta

We have a 20% working interest in a cased well that is in the process of being completed for oil at Medicine Hat, Alberta. The Farmout Lands consist of a lease on the Alberta Crown mineral rights underlying the N/2 of Section 22 Twp 12 Rge 5 W4M. The Company has shot a 2D seismic program and drilled and cased a well on the Farmout Lands that is currently in the process of being completed. As of December 31, 2008 we have incurred oil and gas costs of $179,802 on this property.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency in the United States. We have filed a reserves assessment and evaluation with certain Canadian securities regulators pursuant to applicable rules in Canada.

Production

As of December 31, 2008, the only producing property that we own is the Eight Mile Property, described above. It has gas production for fiscal 2008. Oil production for the three fiscal years prior came from the Kerrobert property which we disposed of as described above. Production was as follows:

	Average Sales Price	Average Production Cost
Year	Per Unit Of Oil Produced	Per Unit Of Oil Production
2007	$75.04	$27.88
2006	$58.75	$14.18
2005	$45.34	$12.76

	Average Sales Price	Average Production Cost
Year	Per Unit Of Gas Produced	Per Unit Of Gas Production
2008	$ 7.82	$ 2.97

Productive Wells and Acreage

The following tables set forth our leasehold interest in productive oil wells, as of December 31, 2008:

Area	Gross (1)	Net (2)

Alberta	0	0
British Columbia(3)	0	0
USA(3)	0	0
Total:	0	0

(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	At December 31, 2008, the Company had a 40% interest in a cased potential oil well in north-east British Columbia and a 5% interest in two cased potential oil wells in the United States.

The following tables set forth our leasehold interest in productive gas wells, as of December 31, 2008:

Area	Gross (1)	Net (2)

Alberta(3)	0	0
British Columbia(3)	1	0.4
USA	0	0
Total:	1	0.4

(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	At December 31, 2008, the Company had a 40% interest in two cased potential gas wells in north- east British Columbia.

The following table sets forth the amounts of our net and gross productive wells and acreage(1) as of December 31, 2008:

Area	Gross (2)	Net (3)

Alberta	0	0
British Columbia	1920	768
USA	0	0
Total:	1920	768

(1)	Consists of acres spaced or assignable to productive wells.

(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3)

A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2008:

Area	Undeveloped Acreage(1)
	Gross	Net
Alberta	6400	5880
British Columbia	11520	4608
USA	640	32
Total:	18560	10520

(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of December 31, 2008:

		Exploratory Wells		Development Wells
Area	Dry	Cased	Productive	Dry	Productive

Alberta	0	1	0	0	0
British Columbia	0	2	1	0	0
USA	0	5	0	0	0
Total	0	9(1)	1	0	0

(1) 5 of these wells were drilled and cased during 2007, 4 of these wells were drilled and cased in 2008.

Present Activities

With respect to the Company’s three wells drilled on its Eight Mile Project in British Columbia, all three wells tested positive for oil and/or gas, one well has been tied in and the other two are ready to be tied in. The Company is evaluating its plans to drill additional test wells on its Canadian and U.S. properties. In 2008, the Company participated in the drilling of five additional wells in Morgan County Tennessee as to a 5% working interest. All of these wells have been cased as potential oil wells.

Delivery Commitments

The Company’s 7-8-81-17 W6 Discovery Well located on the Eight Mile Property is producing at a stabilized rate. The Company had a delivery commitment to Terra Energy Corp. of 14 e3m3 per day of natural gas until November 1, 2008 which equated to an estimated obligation of approximately $767 per day. After November 1, 2008 the Company’s delivery commitment ended and the Company began marketing its gas production from the 7-8-81-17 W6 Discovery Well on an interruptible service basis to BP Canada.

Office Properties

The Company maintains an office at Suite 300, 840 6th Avenue S.W., Calgary, Alberta T2P 3E5. The telephone number in Calgary is (403) 260-5375 and the fax number is (403) 266-5657. The office space consists of is leased to the Company on a month to month basis at a rate of $250 month or $3,000 per year. We expect to continue to rent this office at the same rate on a month-to-month basis for the next twelve months.

We also maintain an office at Suite 1220, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8. Our telephone number in Vancouver is (604) 685-0076 and our fax number is (604) 685-0078. This office space consists of three offices and a conference room comprising approximately 1,044 square feet. We entered into an assignment of lease with Patch Energy Inc. effective January 1, 2007, in which Patch agreed to assign the lease to us. The lease is for a term of 4 years commencing February 1, 2007 and expiring January 31, 2011. The monthly lease payments in the first two years were approximately $3,700, or $44,400 per year, and $3,900, or $46,800 per year, in years 3 and 4.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

ITEM 3.             LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTCBB since June 20, 2006. From June 20, 2006 to July 25, 2007 shares of our common stock were quoted on the OTCBB under the symbol “STOI”, from July 26, 2007 to December 11, 2008 under the symbol “PRPL” and since December 12, 2008 have been quoted under the symbol “PKPL”. Shares of our common stock have also been listed on the Frankfurt Stock Exchange since August 13, 2007 under the symbol “3P2”. The range of high and low bid information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect forward stock splits of 8 for 1 and 1.5 for 1 completed in July 2007.

OTC Bulletin Board

	2008	2007
1st Quarter	$0.08 – 0.26	$0.15 – 0.27
2nd Quarter	0.08 – 0.24	0.08 – 0.09
3rd Quarter	0.05 - 0.28	0.28 – 1.32
4th Quarter	0.02 - 0.06	0.14 – 1.44

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 27, 2009 was approximately 1,200.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common shares. We anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our board of directors considers appropriate.

Equity Compensation Plans

On October 11, 2007 we adopted our 2007 Stock Option Plan Our 2007 Stock Option Plan allows for the issuance of options to purchase up to 4,500,000 shares of our common stock. A copy of our 2007 Stock Option Plan was filed with our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following table provides a summary of the number of stock options outstanding as at December 31, 2008 under our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,190,000(1)	0.12	1,560,000

(1) Options to acquire an aggregate of 2,940,000 shares were issued pursuant to our 2007 Stock Option Plan.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2008 on the following quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Annual Report on Form 10-KSB for the year ended December 31, 2007	April 15, 2008
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008	May 15, 2008
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008	August 14, 2008
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008	November 14, 2008

During the year ended December 31, 2008, we did not issue any securities without registration under the Securities Act of 1933 which have not been reported in the Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-Q described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2008 and 2007, which are included in this annual report, and the related notes to the financial statements, as well as “Item 1 - Business.” This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview of Our Business

We are currently an exploration stage company engaged in exploring for conventional oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent our interests. We currently have interests in oil and gas properties in the Canadian provinces of British Columbia and Alberta and in Morgan County, Tennessee. Our principal capital expenditures to date have been $4,583,877 to acquire the interests in the oil and gas properties. Revenues from our Eight Mile Gas Property in north-east British Columbia commenced in April 2008. We continue to work on developing our other properties as well identifying new properties for acquisition. See “Business” and “Properties” for more information about our interests.

Our Plan of Operations

Overview

Our Plan of Operations for the next 12 months is to concentrate on core projects: developing our Eight Mile Property in British Columbia, Canada for production, and to mature the 100 % interest in 2 sections of land in Alberta, Canada. Over the next 12 months, we plan to conduct the following: (i) on the Eight Mile Property in British Columbia, we expect to drill one more well at an estimated net expense of $450,000; (ii) on our Alberta land sections we plan to develop the land and perform seismic operations at an estimated expense of $450,000. Further, we expect to spend approximately $250,000 in the next 12 months in office and general expenses, as well as approximately $300,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,450,000 to pursue our plan of operations over the next 12 months. As at December 31, 2008, we had cash of $41,574 and a working capital deficit of $526,642. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations – Years Ended December 31, 2008 and 2007

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

	(Audited)	(Audited)

Oil and Gas Revenue	$1,175,990	$94,698

Direct Costs

Depletion	795,417	14,893

Operating expenses	817,402	17,493

Expenses

Office and general	257,322	219,812

Depreciation	884	433

Exploration expenses	308,534	-

Foreign exchange gain (loss)	7,896	93,235

Professional fees	310,317	319,807

Consulting	635,040	486,025

Investor relations	434,359	414,109

Management fees	224,771	257,867

Travel	60,882	103,202

Stock-based compensation	310,444	1,524,704

Other Items

Interest revenue	3,636	13,086

Loss on disposal of properties	(53,869)	-

Write-off oil and gas costs	(1,849,284)	(1,282,471)

Loss on write-down of promissory note	(254,997)	-

Net Loss	$(5,195,292)	$(3,419,194)

Oil and Gas Revenue

Our oil and gas revenue for the year ended December 31, 2008 was $1,175,990, compared to $94,698 for 2007. This revenue is offset by direct costs of $795,417 in depletion and $871,402 in operating expenses for the year ended December 31, 2008, compared to $14,893 in depletion and $17,493 in operating expenses for 2007.

Office and General Expenses

Our office and general expenses increased to $257,322 for the year ended December 31, 2008 from $219,812 for 2007 primarily as a result of increased business activity.

Exploration Expenses

In the year ended December 31, 2008, we incurred exploration expenses of $308,354, compared to $nil in 2007, relating to our properties.

Professional Fees

Our professional fees decreased to $310,317 for the year ended December 31, 2008 from $319,807 for 2007.

Consulting Expenses

Our consulting expenses increased to $635,040 for the year ended December 31, 2008 from $486,025 for 2007 as a result of increased business activity.

Investor Relations Expenses

Our investor relations expense for the year ended December 31, 2008 increased to $434,359 compared to $414,109 for 2007, due to growth of our investor base.

Management Fees

Our management fees decreased to $224,771 for the year ended December 31, 2008 from $257,867 for 2007 as a result of a change of directors.

Travel Expenses

Our travel expenses decreased to $60,382 for the year ended December 31, 2008 from $103,202 for 2007.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $310,444 for the year ended December 31, 2008 from $1,524,704 for 2007 as a result of decreased stock-based compensation to our consultants.

Net Loss

As a result of the above, our net loss before other items and taxes for the year ended December 31, 2008 was $2,549,944, compared to $3,419,194 for 2007. Our comprehensive loss for the year ended December

31, 2008 was $5,116,287, compared to $4,220,370 for 2007. The reason for this increase in our comprehensive loss is primarily due to a write-off of oil and gas costs of $1,849,284 during the year ended December, 2008, compared to $1,282,471 for 2007.

Liquidity and Capital Resources

	As at	As at
	December, 2008	December 31, 2007
	(Audited)	(Audited)
Cash	$41,574	$117,491
Working capital (deficit)	(526,642)	(276,861)
Total assets	1,955,795	3,916,907
Total liabilities	683,665	464,175
Shareholders' equity	1,272,130	3,452,732

We anticipate that we will require approximately $1,450,000 to pursue our plan of operations over the next 12 months. As at December 31, 2008, we had cash of $41,574 and a working capital deficit of $526,642. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to reevaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2008 decreased to $1,301,846 from $2,956,950 in 2007, primarily as a result of our recording of an impairment of oil and gas of $1,849,284 for the year ended December 31, 2008 as compared to $nil for 2007.

Cash Used In Investing Activities

Net cash used in investing activities in the year ended December 31, 2008 was $767,559, compared to $2,222,478 in 2007. These represent investments in our oil and gas properties and loans to another oil and gas exploration company.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended December 31, 2008, we received cash of $1,914,483 as a result of proceeds from the sale of our capital stock, compared to $4,576,593 in 2007.

Critical Accounting Policies And Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other that to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements. At December 31, 2008, the Company has not capitalized any interest, general or administrative costs.

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

Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable.

Stock-based compensation

Effective May 4, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

Recently Issued Accounting Guidance

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and unutilized the one year deferral for non-financial assets and non-financial liabilities that was granted by SFAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. The Company is currently reviewing the provision of FAS 161 and has not yet adopted the statement. FAS 161 is effective for fiscal years beginning on or after November 15, 2007. However, as the provision of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2008 and 2007 and for the each of the three years in the period ended December 31, 2008, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. David Johnson, our principal executive officer, and Tom Mayenknecht, our principal accounting officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of our principal executive officer and our principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) Securities Exchange Act of 1934, as amended. Management (under the supervision and with the participation of our principal executive officer and principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

Inherent Limitation of the Effectiveness of Internal Control

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of
Residence	Age	Current Office with Park Place Energy Corp.	Director Since

David Johnson(1) Calgary, Alberta	26	President, Chief Executive Officer and Director	June 13, 2008

Tom Mayenknecht Vancouver, British Columbia	49	Corporate Secretary, Treasurer and Director	June 27, 2008

Notes

(1)	Mr. Johnson replaced Eric M. Leslie as our President and Chief Executive Officer effective June 13, 2008.
(2)

Mr. Leslie was appointed as Chief Executive Officer and President of our company effective December 1, 2007. Mr. Leslie had served as our company’s Corporate Secretary from August 1, 2007 to December 10, 2007.

The following is a description of the business background of the directors, director nominees and executive officers of our company.

David Johnson was appointed to our board on June 13, 2008. Prior to his appointment, in the past five years he was licensed with the British Columbia Securities Commission while employed with Odlum Brown Limited, a financial services firm (2005 – 2006). He also consulted to both private as well as public companies (2007 – 2008), namely Park Place Energy Corp., Great Northern Oil Sands, Riverside Resources and Vertical Towers Inc.

Tom Mayenknecht was appointed to our board on June 27, 2008. Prior to his appointment he has in the past five years served two marketing communications practices: M2 Strategies (2004-2005) and Emblematica Brand Builders (2006 to present). As a principal in Emblematica, Mayenknecht develops brand-based communications and business development strategies for clients in the private, public and not-for-profit sectors. He is also an established public speaker and media trainer, having trained more than 150 Canadian Olympians on media and presentation techniques.

Mr. Mayenknecht also hosts The Sport Market on TEAM 1040, a weekly sport business radio show on Western Canada's largest all-sports radio station.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Board Independence

None of our directors are considered independent directors under SEC rules as they are also officers of our company. We plan to add independent members to our board in the future, subject to our ability to locate and compensate such persons given our limited financial resources and the stage of our business.

Committees of the Board of Directors

Our company does not currently have any committees of our board of directors as we only have two directors, each of whom is also an officer.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past five years none of our directors or executive officers is, or has been, a general partner or executive officer of any business that filed a bankruptcy petition (or had a bankruptcy petition filed against it), either at the time of filing or within two years prior to such time.

None of our directors or executive officers has, within the past five years, been convicted in a criminal proceeding or been the subject of a pending criminal proceeding (excluding traffic violations and other minor offences).

None of our directors or executive officers has, within the past five years, been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

None of our directors or executive officers has, within the past five years, been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2008, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2008	No. of Late Reports During the Fiscal Year Ended December 31, 2007
David Johnson	One	None
Tom Mayenknecht	One	None

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Park Place Energy Corp., at 300-840 6th Avenue SW, Calgary, Alberta T2P 3E5.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our company’s principal executive officer during the year ended December 31, 2008;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2008, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2008;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Eric M. Leslie(2) Former President & CEO	2008 2007	89,250 36,750	- -	- -	- 343,993	- -	- -	- -	89,250 380,743
David Standnyk(3) Former Chairman	2008 2007	150,000 240,000	- -	- -	- 50,222	- -	-	- -	150,000 290,222
David Johnson President & CEO(4)	2008 2007	71,440 N/A	- N/A	- N/A	12,820 N/A	- N/A	- N/A	- N/A	84,260 N/A
Tom Mayenknecht Secretary & Treasurer(5)	2008 2007	11,000 N/A	- N/A	- N/A	12,820 N/A	- N/A	- N/A	- N/A	23,820 N/A

Notes

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 financial years for the fair value of stock options granted to each Named Executive Officer, in accordance with SFAS 123R.

(2)	Mr. Leslie resigned as our President and Chief Executive Officer on June 12, 2008.

(3)	Mr. Stadnyk resigned as our Chairman on May 13, 2008.

(4)	Mr. Johnson was appointed President and CEO on June 12, 2008.

(5)	Mr. Mayenknech was appointed Secretary and Treasurer on June 27, 2008.

Outstanding Equity Awards as of December 31, 2008

The following table summarizes the outstanding equity awards as of December 31, 2008 for each of our named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Johnson	115,000	-	-	0.10	June 19/10	-	-	-	-
Tom Mayenknecht	200,000	-	-	0.10	June 19/10	-	-	-	-

Equity Compensation Plans

As disclosed in more detail under the heading “Market For Common Equity And Related Shareholder Matters – Equity Compensation Plans”, we have granted options under 2007 Stock Option Plan.

There are 3,190,000 stock options outstanding at December 31, 2008. The outstanding options expire at various dates from September 2009 to June 2010.

Compensation of Directors

All compensation of our directors is disclosed under “Executive Compensation”, above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts or related arrangements with our executive officers.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2009 regarding the beneficial ownership of our common stock by:

each person who is known by us to beneficially own more than 5% of our shares of common stock; and

each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 64,165,335 shares of common stock outstanding as of March 27, 2009.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 27, 2009, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

As of March 27, 2009
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)

Tom Mayenknecht Secretary, Treasurer and Director	200,000(3)	*

David Johnson President, Chief Executive Officer and Director	164,000(3)	*

Directors and Executive Officers as a Group (Two Persons)	315,000(4)	*

* Less than 1%.

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 27, 2009.

(2)	The address of the executive officers and directors is c/o Park Place Energy Corp., 300-840 6th Avenue SW, Calgary, Alberta, T2P 3E5.

(3)	Includes options to acquire up to 115,000 shares of common stock exercisable within 60 days.

(4)	Represents shares of common stock that may be acquired pursuant to options exercisable within 60 days.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, since the beginning of our last fiscal year, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

During the year ended December 31, 2008 the Company entered into the following transactions with related parties:

The Company paid or accrued management fees of $150,000 (December 31, 2007 - $240,000) to the former Chairman and to the former President & CEO of the Company. Also included in due to related parties as of December 31, 2008 is $41,088 (December 31, 2007 - $110,684) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued management fees of $89,250 (2007 - $36,750) to a company controlled by the former President & CEO of the Company.

The Company paid or accrued consulting fees of $82,440 (2007 - $Nil) to two directors of the Company. Also included in due to related parties is $4,938 (2007 - $Nil) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Included in due to related parties is $6,400 (2007 - $Nil) payable to a company with common directors. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Compensatory Arrangements

Other than compensatory arrangements described under “Executive Compensation,” we have no other transactions, directly or indirectly, with our promoters, directors, senior officers or principal stockholders, which have materially affected or will materially affect us.

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

You may read and copy all or any portion of the annual report or any other information that Nord Resources Corporation files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Davidson & Company LLP to serve as our independent auditors for the years ended December 31, 2008 and December 31, 2007. We have not retained the services of any other independent auditors. Davidson & Company LLP performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2008 and December 31, 2007:

Audit Fees

2008	2007
$51,500	$34,390

Audit Related Fees

2008	2007
None	None

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

Tax Fees

2008	2007
$None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2008	2007
None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Davidson & Company LLP. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Davidson & Company LLP. which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Davidson & Company LLP.

PART IV

ITEM 15.           EXHIBITS

Articles of Incorporation and By-laws

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

Material Contracts

10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)

10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)

10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)

10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)

10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)

10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)

10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)

10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)

10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)

10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)

10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)

10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)

10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)

10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)

10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)

10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)

10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)

10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)

10.19	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)

10.20	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)

10.21	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)

10.22	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)

10.23	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)

10.24	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)

10.25	Petroleum and Natural Gas Lease dated July 24, 2008(6)

10.26	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)

14.1	Code of Ethics (4)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:

Name of Subsidiary	Jurisdiction of Incorporation
Park Place Energy (Canada) Inc.	British Columbia
Park Place Energy (International) Inc.	British Columbia

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

Notes

(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Filed herewith

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Park Place Energy Corp.
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. (an Exploration Stage Company) as at December 31, 2008 and 2007 and the related consolidated statements of operations and deficit and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended, and for the cumulative amounts from inception on May 2, 2006 to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the cumulative amounts from inception on May 2, 2006 to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

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

March 24, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

PARK PLACE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
AS AT DECEMBER 31

	2008	2007

ASSETS

Current
Cash	$41,574	$117,491
Receivable	91,473	21,937
Prepaid expenses	23,976	47,886

Total current assets	157,023	187,314

Fixed assets
Property and equipment, net	2,530	3,414

Exploration advance (Note 7)	20,000	233,361

Oil and gas properties (Note 4)	1,776,242	3,492,818

Total assets	$1,955,795	$3,916,907

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$596,239	$128,491
Loan payable (Note 6)	35,000	225,000
Due to related parties (Note 10)	52,426	110,684

Total current liabilities	683,665	464,175

Shareholders' equity
Common stock (Note 8)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
64,165,335 common shares (2007 – 33,000,336)	642	330
Additional paid-in capital (Note 8)	10,867,736	7,932,363
Accumulated other comprehensive income	193,842	114,837
Deficit accumulated during the exploration stage	(9,790,090)	(4,594,798)

Total shareholders’ equity	1,272,130	3,452,732

Total liabilities and shareholders equity	$1,955,795	$3,916,907

Nature and continuance of operations (Note 1)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)

		Cumulative
		Amounts
		from Inception	Year	Year
		May 2, 2006 to	Ended	Ended
		December 31,	December 31,	December 31,
		2008	2008	2007

REVENUE
Oil and gas		$1,270,688	$1,175,990	$94,698

DIRECT COSTS
Depletion		810,310	795,417	14,893
Operating expenses		888,895	871,402	17,493

		(428,517)	(490,829)	62,312
EXPENSES
Office and general		489,492	257,322	219,812
Depreciation		1,317	884	433
Exploration expenses		308,534	308,534	-
Foreign exchange gain		101,131	7,896	93,235
Professional fees		651,666	310,317	319,807
Consulting		1,224,761	635,040	486,025
Investor relations		848,468	434,359	414,109
Management fees		565,638	224,771	257,867
Travel		163,584	60,382	103,202
Stock-based compensation		1,835,148	310,444	1,524,704

		(6,189,739)	(2,549,949)	(3,419,194)

Loss before other items and income taxes		(6,618,256)	(3,040,778)	(3,356,882)

OTHER ITEMS
Interest revenue		18,876	3,636	13,086
Loss on sale of disposal of properties (Note 4 and 5)		(53,869)	(53,869)	-
Loss on write-down of promissory note		(254,997)	(254,997)	-
Write off oil and gas costs		(3,131,755)	(1,849,284)	(1,282,471)

Loss before income tax		(10,040,001)	(5,195,292)	(4,626,267)

Future income tax recovery		291,060	-	291,060

Net loss for the period		(9,748,941)	(5,195,292)	(4,335,207)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment		193,842	79,005	114,837

COMPREHENSIVE LOSS		$(9,555,099)	$(5,116,287)	$(4,220,370)

Basic and diluted loss per share	$		$(0.09)	$(0.24)

Weighted average number of shares outstanding – basic and diluted			55,864,881	18,301,206

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP. (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in Canadian Dollars)

	Common Stock
					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Number of		Paid-In	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

May 4, 2006	-	$-	$-	$-	$-	$-

Issuance of common stock	5,801,622	1,592,010	-	-	-	1,592,010
Net loss	-	-	-	-	(218,442)	(218,442)

December 31, 2006	5,801,622	$1,592,010	$-	$-	$(218,442)	$1,373,568
Issuance of common stock	3,194,000	1,492,000	-	-	-	1,492,000
Recapitalization	61,447,800	(2,792,659)	2,792,658	-	(26,121)	(26,122)
Renunciation of flow-
through shares	-	(291,060)	-	-	-	(291,060)
Common stock surren. for
cancellation	(45,000,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	5,200,000	52	2,553,148	-	-	2,553,200
Issuance of common stock	1,402,198	14	688,465	-	-	688,479
Issuance of common stock
in settlement of debt	754,716	8	399,992	-	-	400,000
Issuance of common stock
for consulting agreement	200,000	2	139,443	-	-	139,445
Stock-based compensation	-	-	1,524,704	-	-	1,524,704
Share issuance costs	-	-	(166,070)	-	-	(166,070)
Cumulative translation
adjustment	-	-	-	114,837	-	114,837
Net loss	-	-	-	-	(4,335,207)	(4,335,207)

December 31, 2007	33,000,336	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732
Issuance of common stock
for cash	23,522,142	235	1,983,713	-	-	1,983,948
Issuance of common stock
in settlement of debt	2,142,857	21	149,979	-	-	150,000
Issuance of common stock
for consulting	5,500,000	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation
adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	64,165,335	$642	$10,867,736	$193,842	$(9,790,090)	$1,272,130

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOW
(Expressed in Canadian Dollars)

	Cumulative
	Amounts from
	on May 4,	From January 1,	From January 1,
	2006 to	2008 to	2007 to
	December 31,	December 31,	December 31,
	2008	2008	2007

CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$(9,748,941)	$(5,195,292)	$(4,335,207)
Depreciation	1,317	884	433
Stock-based compensation	1,835,148	310,444	1,524,704
Interest accrued on notes payable	12,530	-	12,530
Impairment of oil and gas	1,849,284	1,849,284	-
Consulting fees paid by issuance of common stock	376,049	295,033	81,016
Investor relation fees paid by issuance of common stock	324,155	265,725	58,430
Depletion	810,310	795,417	14,893
Future income tax recovery	(291,060)	-	(291,060)

Changes in non-cash working capital items:
Decrease in receivable	(91,473)	(69,536)	(19,138)
Increase (decrease) in prepaid expenses	(23,976)	23,910	(47,311)
Increase in accounts payable and accrued liabilities	578,453	480,543	28,731
Increase (decrease) in due to related parties	43,771	(58,258)	15,029

Net cash used in operating activities	(4,324,433)	(1,301,846)	(2,956,950)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,703,005)	(727,559)	(1,453,590)
Exploration advances	(233,361)	-	(233,361)
Loan payable	(572,000)	(40,000)	(532,000)
Cash acquired through recapitalization	320	-	320
Acquisition of property and equipment	(3,847)	-	(3,847)

Net cash used in investing activities	(4,511,893)	(767,559)	(2,222,478)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,074,086	1,914,483	4,567,593
Proceeds from loans	625,000	-	625,000
Repurchase of common stock	(15,028)	-	(15,028)

Net cash provided by financing activities	8,684,058	1,914,483	5,177,565

Effect of foreign exchange on cash	193,842	79,005	114,837

Change in cash during the period	41,574	(75,917)	112,974

Cash position, beginning of period	-	117,491	4,517

Cash position, end of period	$41,574	$41,574	$117,491

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

1.	NATURE AND CONTINUANCE OF OPERATIONS

Park Place Energy Corp., formerly ST Online Corp. (the “Company”), was incorporated under the laws of the State of Nevada on August 27, 2004. On June 22, 2007, the Company entered into a Business Combination Agreement with Park Place Energy Inc., a private company incorporated under the laws of the Province of Alberta, Canada, and 0794403 B.C. Ltd., a British Columbia corporation and wholly-owned subsidiary of the Company.

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

On July 30, 2007, the Company acquired Park Place Energy Inc. which was renamed to Park Place Energy (Canada) Inc. (“Park Place Canada”) on September 14, 2007. The business of the Company is now the acquisition and exploration of oil and gas. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Canada holds the exploration interests in three properties in the provinces of British Columbia and Alberta, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company has developed certain properties for production. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. (“Park Place International”) was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

1.	NATURE AND CONTINUANCE OF OPERATIONS (cont’d…)

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $9,790,090 as of December 31, 2008. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results, during the period ended December 31, 2008 the Company raised a total of $1,983,948 in new equity. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in Canadian dollars. The Company has not produced significant revenue from its principal business and is an Exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Canada (from July 30, 2007) which is incorporated under the laws of British Columbia, Canada; Park Place International (from November 22, 2007) which is incorporated under the laws of British Columbia, Canada and 0794403 B.C. Ltd., a Company incorporated under the laws of British Columbia, Canada.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non- productive wells. General and administrative costs are not capitalized other that to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements. At December 31, 2008, the Company has not capitalized any interest, general or administrative costs.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss consists of net income or loss and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income or loss. At December 31, 2008, accumulated other comprehensive loss consists of cumulative translation adjustments for changes in foreign currency exchange rates during the period.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

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

Revenue recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

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

Recent accounting pronouncements

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and unutilized the one year deferral for non-financial assets and non-financial liabilities that was granted by SFAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. The Company is currently reviewing the provision of FAS 161 and has not yet adopted the statement. FAS 161 is effective for fiscal years beginning on or after November 15, 2007. However, as the provision of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

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
DECEMBER 31, 2008

3.	RECAPITALIZATION (cont’d…)

The financial statements of operations and cash flows of the Company prior to September 30, 2007, are those of Park Place Energy Inc. The Company’s date of incorporation is considered to be May 4, 2006, the date of inception of Park Place Energy Inc. The carrying value of the Company as of the date of acquisition was as follows:

Current assets	$320
Accounts payable and accrued liabilities	(17,786)
Due to related parties	(8,655)

$(26,121)

The carrying value of the Company has been recorded as a reduction to stockholders’ equity of $26,121 by a charge to deficit.

4.	OIL AND GAS PROPERTIES

	As at	As at
	December 31,	December 31,
	2008	2007

OIL AND GAS INTERESTS

Proven Properties
Canada	$681,142	$90,201
USA	-	-

Total Proven Properties	$681,142	$90,201

Unproven Properties
Canada	$624,757	$2,932,273
USA	470.344	470,344

Total Unproved Properties	$1,095,099	$3,402,617

Total Proven and Unproved Properties	$1,776,242	$3,492,818

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

4.	OIL AND GAS PROPERTIES (cont’d…)

The full cost ceiling test results as of December 31, 2008 resulted in no impairment of evaluated oil and gas properties. The future prices used in the December 31, 2008 ceiling test area as follows:

Oil
(CDN$/bdl)

2009	$57.50
2010	66.67
2011	71.13
2012	80.10
2013	$85.00

In June 2008, the Company sold its 12.5% interest in its Kerrobert property in consideration for $205,000. At the time of sale, the Company had net capital costs of $111,656.

5.	MINERAL PROPERTIES

In February, 2008, the Company entered into a purchase and sale agreement with a third party pursuant to which the Company acquired a 51% interest in five diamond concessions in the state of Goias, Brazil for US$250,000. An additional US$12,184 has been spent on acquisition of a 51% interest in a sixth diamond concession offsetting the other concessions and spent additional operating expenses of approximately US$115,509.

In June, 2008, the Company sold its 51% interest in the six diamond concessions in consideration for a US$385,000 promissory note. The note is non-interest bearing, unsecured and due on June 26, 2013. The issuer is to repay the promissory note with 20% of the net proceeds from any diamonds sold from the property or 20% of the proceeds from the sale of the interest in the properties. The Company recognized a discount of US$145,945 at an effective interest rate of 10%.

On December 31, 2008, the Company wrote down the promissory note to $Nil as it does not expect repayment.

6.	LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan in to common shares of the Company.

The Company converted $150,000 out of a total $225,000 to 2,142,857 units at a price of $0.07 per unit on March 3, 2008. Each unit consisted of one common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year. During the year ended December 31, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

7.	EXPLORATION ADVANCE

Included in Exploration advances are amounts paid related to the a Canadian property for prepayment of expenses relating to the oil and gas property.

8.	COMMON STOCK

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

On February 14, 2008, the Company issued 4,435,714 units at a price of US$0.07 for gross proceeds of US$310,500. Each unit contained one share of common stock and one warrant exercisable at US $0.10 the first year and US$0.15 in the second year.

On February 26, 2008, the Company issued 750,000 shares of common stock for consulting services at a value of US$0.10 per share.

On March 3, 2008, the Company issued 8,536,428 units at a price of US$0.07 for gross proceeds of US$597,550. Each unit contained one share of common stock and one warrant exercisable at US$0.10 the first year and US$0.20 the second year.

On March 6, 2008, the Company issued 2,142,857 units at a price of $0.07 to the holder’s of the loan payable as outlined in Note 5. Each unit contained one share of common stock and one warrant exercisable at $0.10 the first year and $0.15 the second year.

In April, 2008, the Company issued 9,000,000 units at a price of US$0.10 per unit for gross proceeds of US$900,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase a common share up to one year at a price of US$0.20. The Company paid a Finder’s Fee of $45,000 and issued Finder’s Warrants with a fair value of $27,986 to acquire 450,000 common shares of the Company at $0.10 for one year.

On June 20, 2008, the Company issued 2,400,000 shares of common stock for consulting services at a value of US$0.09 per share.

On July 3, 2008, the Company issued 1,475,000 shares of common stock at a price of US$0.10 for gross proceeds of US$147,500 and 75,000 shares of common stock at a price of US$0.15 for gross proceeds of US$11,250.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

8.	COMMON STOCK (cont’d…)

On September 8, 2008, the Company issued 600,000 shares of common stock for consulting services at a value of US$0.125 per share.

On September 8, 2008, the Company issued 1,750,000 shares of common stock for consulting services at a value of US$0.10 per share.

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

As at December 31, 2008, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

		Exercise
	Number	Price
	of Options	(US$)	Expiry Date

	300,000	0.15	April 2, 2011
	125,000	0.15	May 15, 2010
	125,000	0.15	May 15, 2010
	100,000	0.15	September 25, 2009
	150,000	0.15	October 11, 2009
	200,000	0.15	November 16, 2009
	100,000	0.15	December 16, 2009
	250,000	0.15	February 21, 2010
	50,000	0.10	June 19, 2009
	1,790,000	0.10	June 19, 2010

Balance as December 31, 2008	3,190,000

During the year ended December 31, 2008, various consultants, directors and officers ceased to work for the Company and pursuant to their stock option agreements, their stock options subsequently expired.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

8.	COMMON STOCK (cont’d…) Stock options (cont’d…)

Stock option transactions are summarized as follows:

	December 31,		December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Options	(US$)	Options	(US$)

Balance, beginning of period (post split)	3,160,000	$0.75	1,000,000	$0.56

Re-priced options	-	(0.60)	-	-

Granted	2,440,000	0.11	2,510,000	0.89

Expired / cancelled	(2,410,000)	0.13	(350,000)	1.09

Balance, end of period	3,190,000	$0.12	3,160,000	$0.75

Options exercisable, end of period	3,190,000	$0.12	3,160,000	$0.75

The aggregate intrinsic value for the options vested as of December 31, 2008 is approximately $Nil (2007 - $1,854,400) and for total options outstanding is approximately $Nil (2007 - $1,959,200).

Options – Stock-Based Compensation

As of December 31, 2008, the Company granted incentive stock options in accordance with its share option plan to directors and officers with an estimated fair value of $175,156. An additional $135,288 was recorded due to the re-pricing of the options.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

	2008	2007

Risk-free interest rate	3.29%	4.09%
Expected life of options	1.98 years	3.30 years
Annualized volatility	143.61%	78.63%
Dividend rate	0.00%	0.00%

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

8.	COMMON STOCK (cont’d…)

Options – Stock-Based Compensation (cont’d…)

The weighted fair value of options granted was $0.11 (2007 - $0.89)

Warrants

		US$ Exercise	US$ Exercise
	Number of	Price	Price
	Warrants	First Year	Second Year

Balance, December 31, 2007	7,356,914	US$ 0.50	US$ 0.75

February 14, 2008	4,435,714	US$ 0.10	US$ 0.15
March 3, 2008	8,536,428	US$ 0.10	US$ 0.15
March 6, 2008	2,142,857	CAD$ 0.10	CAD$ 0.15
April 2, 2008	9,000,000	US$ 0.20	-
April 2, 2008	450,000	US$ 0.10	-

Balance, December 31, 2008	31,921,913

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
Inception
on May 2,
	2006	Year	Year
	to	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

Significant non-cash transactions during the year ended December 31, 2008 included:

a)	During the year ended December 31, 2008, the Company issued 2,142,857 shares of common stock at a price of $0.07 per share for payment of an outstanding payable in the amount of $150,000.

b)	During the year ended December 31, 2008, the Company issued 5,500,000 shares of common stock for consulting services of US$541,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

c)	Reclassified $213,361 of exploration advances to oil and gas properties.

Significant non-cash transactions during the year ended December 31, 2007 included:

a)	Included in accounts payable and accrued liabilities is $12,795 related to oil and gas expenditures.

b)	During the year the Company, issued 754,716 common shares at a price of US$0.50 per share for settlement of an outstanding debt in the amount of US$377,358.

c)	During the year, the Company settled $530,000 in loan receivable for the acquisition of oil & gas properties.

d)	During the year, the Company issued 200,000 shares pursuant to consulting agreements with a total value of $142,000.

e)	During the year, the Company surrendered for cancellation 45,000,000 common shares with a total value of $15,042.

f)	During the year, the Company renunciated flow-through shares and recorded a change to capital stock of $291,060 with a corresponding increase to future tax liability for the same amount.

10.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 the Company entered into the following transactions with related parties:

The Company paid or accrued management fees of $150,000 (December 31, 2007 - $240,000) to the former Chairman and to the former President & CEO of the Company. Also included in due to related parties as of December 31, 2008 is $41,088 (December 31, 2007 - $110,684) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued management fees of $89,250 (2007 - $36,750) to a company controlled by the former President & CEO of the Company.

The Company paid or accrued consulting fees of $82,440 (2007 - $Nil) to two directors of the Company. Also included in due to related parties is $4,938 (2007 - $Nil) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Included in due to related parties is $6,400 (2007 - $Nil) payable to a Company with common directors. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

11.	SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States. Geographical information is as follows:

	December 31	December 31,
	2008	2007

Oil and gas properties
Canada	$1,305,898	$3,022,474
United States	470,344	470,344

	$1,776,242	$3,492,818

All of the Company’s oil and gas revenues are in Canada.

12.	INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	December	December
	31,	31,
	2008	2007

Loss before income tax recovery	$(5,195,292)	$(4,626,267)

Expected income tax recovery at statutory rates	$1,766,339	$1,473,970
Non-deductible expenses	(105,852)	(518,547)
Deductible items	16,016	11,293
Unrecognized (recognized) benefit of non-capital losses and resource	(1,676,503)	(675,656)
expenditures

Total income tax recovery	$-	$291,060

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2008

12.	INCOME TAXES (cont’d…)

The significant components of the Company’s future tax assets are as follows:

	2008	2007

Future tax assets and liabilities
Loss carry towards	$2,113,200	$304,000
Oil and gas property and related exploration expenditures	1,335,200	436,000
Share issue costs	52,800	45,200
Capital assets	400	100

	3,501,600	785,300

Less: valuation allowances	(3,501,600)	(785,300)

net future tax assets (liabilities)	$-	$-

The Company has available for deduction against future taxable income non-capital losses of approximately $6,215,000. These losses, if not utilized, will expire commencing in 2028. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years. Future tax benefits which may arise as a result of these non-capital losses and resource deductions have not been recognized in these financial statements and have been offset by a valuation allowance.

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

PARK PLACE ENERGY CORP.

By:	/s/ David Johnson
David Johnson
President, Chief Executive Officer and a Director
Date: March 31, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Johnson
David Johnson
President, Chief Executive Officer and a Director
Date: March 31, 2009

By:	/s/ Tom Mayenknecht
Tom Mayenknecht
Secretary, Treasurer and a Director
Date: March 31, 2009