Form 10-Q
period 2009-03-31
Park Place Energy Corp.
filed 2009-05-11
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300-840 6th Avenue SW Calgary, Alberta, Canada	T2P 3E5
(Address of principal executive offices)	(Zip Code)

(403) 360-5375
Registrant's telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 64,165,335 shares of common stock as of May 8, 2009.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2009

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)
	March 31, 2009	December 31, 2008

ASSETS

Current
Cash	$7,777	$41,574
Receivable	55,977	91,473
Prepaid expenses	17,528	23,976

Total current assets	81,282	157,023

Fixed assets
Property and equipment, net	3,892	2,530

Exploration advance (Note 6)	20,000	20,000

Oil and gas properties (Note 3)	1,229,411	1,776,242

Total assets	$1,334,585	$1,955,795

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$406,671	$596,239
Loan payable (Note 5)	35,000	35,000
Due to related parties (Note 9)	18,055	52,426

Total current liabilities	459,726	683,665

Shareholders' equity
Common stock (Note 7)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
64,165,335 common shares (December 31, 2008 - 64,165,335)	642	642
Additional paid-in capital (Note 7)	10,867,736	10,867,736
Accumulated other comprehensive income	192,506	193,842
Deficit accumulated during the exploration stage	(10,186,025)	(9,790,090)

Total shareholders' equity	874,859	1,272,130

Total liabilities and shareholders equity	$1,334,585	$1,955,795

Nature and continuance of operations (Note 1)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)
	Cumulative Amounts from Inception May 2, 2006 to March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

REVENUE
Oil and gas	$1,437,094	$166,406	$35,751

DIRECT COSTS
Depletion	969,096	158,786	5,724
Operating expenses	960,000	71,105	24,817

	(492,002)	(63,485)	5,210
EXPENSES
Office and general	519,621	30,130	44,387
Depreciation	1,621	304	219
Exploration expenses	308,534	-	-
Foreign exchange gain	94,587	(6,544)	2,125
Professional fees	664,353	12,687	25,711
Consulting	1,313,043	88,282	172,167
Investor relations	849,857	1,389	11,620
Management fees	565,638	30,000	98,260
Travel	163,584	-	32,686
Stock-based compensation	1,835,148	-	170,818

	(6,315,986)	(156,248)	(557,993)

Loss before other items and income taxes	(6,807,988)	(219,733)	(552,783)

OTHER ITEMS
Interest revenue	22,476	3,600	-
Loss on sale of disposal of properties (Note 3 and 4)	(53,869)	-	-
Loss on write-down of promissory note	(254,997)	-	-
Write off oil and gas costs	(3,311,557)	(179,802)	-

Loss before income tax	(10,405,935)	(395,935)	(552,783)

Future income tax recovery	291,060	-	-

Net loss for the period	(10,114,875)	(395,935)	(552,783)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	192,506	(1,336)	(26,553)

COMPREHENSIVE LOSS	$(9,922,369)	$(397,271)	$(579,336)

Basic and diluted loss per share	$	$(0.006)	$(0.01)

Weighted average number of shares outstanding - basic and diluted		64,165,335	38,738,075

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total

May 4, 2006	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock	5,801,622	1,592,010	-	-	-	1,592,010
Net loss	-	-	-	-	(218,442)	(218,442)

December 31, 2006	5,801,622	$1,592,010	$ -	$ -	$(218,442)	$1,373,568
Issuance of common stock	3,194,000	1,492,000	-	-	-	1,492,000
Recapitalization	61,447,800	(2,792,659)	2,792,658	-	(26,121)	(26,122)
Renunciation of flow- through shares	-	(291,060)	-	-	-	(291,060)
Common stock surrender for cancellation	(45,000,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	5,200,000	52	2,553,148	-	-	2,553,200
Issuance of common stock	1,402,198	14	688,465	-	-	688,479
Issuance of common stock in settlement of debt	754,716	8	399,992	-	-	400,000
Issuance of common stock for consulting agreement	200,000	2	139,443	-	-	139,445
Stock-based compensation	-	-	1,524,704	-	-	1,524,704
Share issuance costs	-	-	(166,070)	-	-	(166,070)
Cumulative translation adjustment	-	-	-	114,837	-	114,837
Net loss	-	-	-	-	(4,335,207)	(4,335,207)

December 31, 2007	33,000,336	$ 330	$7,932,363	$114,837	$(4,594,798)	$3,452,732
Issuance of common stock for cash	23,522,142	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	2,142,857	21	149,979	-	-	150,000
Issuance of common stock for consulting	5,500,000	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	64,165,335	$642	$10,867,736	$193,842	$(9,790,090)	$1,272,130
Cumulative translation adjustment	-	-	-	(1,336)	-	(1,336)
Net loss	-	-	-	-	(395,935)	(395,935)
March 31, 2009	64,165,335	$642	$10,867,736	$192,506	$(10,186,025)	$874,859

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOW
(Expressed in Canadian Dollars)
(Unaudited)
	Cumulative Amounts from on May 4, 2006 to March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$(10,144,876)	$(395,935)	$(552,783)
Depreciation	1,621	304	219
Stock-based compensation	1,835,148	-	170,818
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,029,086	179,802	-
Consulting fees paid by issuance of common stock	376,049	-	-
Investor relation fees paid by issuance of common stock	324,155	-	-
Depletion	969,096	158,786	5,724
Future income tax recovery	(291,060)	-	-

Changes in non-cash working capital items:
Decrease (increase) in receivable	(55,977)	35,496	(1,760)
Increase (decrease) in prepaid expenses	(17,528)	6,448	29,596
Increase (decrease) in accounts payable and accrued liabilities	388,885	(189,568)	(24,354)
Increase (decrease) in due to related parties	9,400	(34,371)	15,226

Net cash used in operating activities	(4,563,471)	(239,038)	(357,314)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,494,762)	208,243	(335,239)
Mineral properties	-	-	(262,184)
Exploration advances	(233,361)	-	(108,357)
Loan payable	(572,000)	-	-
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(5,513)	(1,666)	-

Net cash used in investing activities	(4,305,316)	206,577	(705,780)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,074,086	-	982,664
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,684,058	-	982,664

Effect of foreign exchange on cash	192,506	(1,336)	(26,553)

Change in cash during the period	7,777	(33,797)	(106,983)

Cash position, beginning of period	-	41,574	117,491

Cash position, end of period	$ 7,777	$ 7,777	$ 10,508

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
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

On July 30, 2007, the Company acquired Park Place Energy Inc. which was renamed to Park Place Energy (Canada) Inc. ("Park Place Canada") on September 14, 2007. The business of the Company is now the acquisition and exploration of oil and gas. Park Place Energy Corp. holds exploration interests in a property in Tennessee, USA. Park Place Canada holds the exploration interests in three properties in the provinces of British Columbia and Alberta, in Canada. The Company has completed test drilling at certain of the properties in which it holds interests. The Company has developed certain properties for production. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. ("Park Place International") was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

1.            NATURE AND CONTINUANCE OF OPERATIONS (cont'd...)

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $10,186,025 as of March 31, 2009. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

3.            OIL AND GAS PROPERTIES

	Three Months, Ended March 31, 2009	Period From Inception on May, 2006 to December 31, 2008

OIL AND GAS INTERESTS

Proven Properties
Canada	$ 314,114	$ 681,142
USA	-	-

Total Proven Properties	$ 314,114	$ 681,142

Unproven Properties
Canada	$ 444,953	$ 624,757
USA	470,344	470.344

Total Unproved Properties	$ 915,297	$1,095,099

Total Proven and Unproved Properties	$1,229,411	$1,776,242

The full cost ceiling test results as of December 31, 2008 resulted in no impairment of evaluated oil and gas properties. The future prices used in the December 31, 2008 ceiling test area as follows:

Oil (CDN$/bdl)

2009	$ 57.50
2010	66.67
2011	71.13
2012	80.10
2013	$ 85.00

In June 2008, the Company sold its 12.5% interest in its Kerrobert property in consideration for $205,000. At the time of sale, the Company had net capital costs of $111,656.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

4.            MINERAL PROPERTIES

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

5.            LOAN PAYABLE

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

6.            EXPLORATION ADVANCE

Included in Exploration advances are amounts paid related to the Canadian property for prepayment of expenses relating to the oil and gas property.

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
MARCH 31, 2009
(Unaudited)

7.            COMMON STOCK (cont'd...)

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

On March 6, 2008, the Company issued 2,142,857 units at a price of $0.07 to the holder's of the loan payable as outlined in Note 5. Each unit contained one share of common stock and one warrant exercisable at $0.10 the first year and $0.15 the second year.

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

As at March 31, 2009, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

7.            COMMON STOCK (cont'd...)

Stock options (cont'd...)

	Number of Options	Exercise Price (US$)	Expiry Date

	300,000	0.15	April 2, 2011
	125,000	0.15	May 15, 2010
	125,000	0.15	May 15, 2010
	100,000	0.15	September 25, 2009
	75,000	0.15	October 11, 2009
	200,000	0.15	November 16, 2009
	100,000	0.15	December 16, 2009
	250,000	0.15	February 21, 2010
	50,000	0.10	June 19, 2009
	315,000	0.10	June 19, 2010
Balance as March 31, 2009	1,640,000

Stock option transactions are summarized as follows:

	March 31, 2009		December 31, 2008
	Number of Options	Weighted Average Exercise Price (US$)	Number of Options	Weighted Average Exercise Price (US$)

Balance, beginning of period (post split)	1,640,000	$ 0.14	3,160,000	$0.75

Re-priced options	-	-	-	(0.60)

Granted		-	2,440,000	0.11

Exercised	-	-	(1,550,000)	0.10

Expired / cancelled	-	-	(2,410,000)	1.13

Balance, end of period	1,640,000	$ 0.14	1,640,000	$0.14

Options exercisable, end of period	1,640,000	$ 0.14	1,640,000	$0.14

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

7.            COMMON STOCK (cont'd...)

Stock options (cont'd...)

The aggregate intrinsic value for the options vested as of March 31, 2009 is approximately $Nil (2008 - $Nil) and for total options outstanding is approximately $Nil (2008 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

	2009	2008

Risk-free interest rate	-	3.29%
Expected life of options	-	1.98 years
Annualized volatility	-	143.61%
Dividend rate	-	0.00%

Warrants

	Number of Warrants	US$ Exercise Price First Year	US$ Exercise Price Second Year

Balance, December 31, 2007	7,356,914	US$ 0.50	US$ 0.75

February 14, 2008	4,435,714	US$ 0.10	US$ 0.15
March 3, 2008	8,536,428	US$ 0.10	US$ 0.15
March 6, 2008	2,142,857	CAD$ 0.10	CAD$ 0.15
April 2, 2008	9,000,000	US$ 0.20	-
April 2, 2008	450,000	US$ 0.10	-

Balance, March 31, 2009	31,921,913

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

8.            SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative Amounts from Inception on May 2, 2006 to March 31, 2009	Three Months Ended March 31, 2009	Year Ended December 31, 2008

Cash paid during the period for interest	$ -	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -	$ -

There were no significant non-cash transactions for the three month period ended March 31, 2009 and 2008.

9.            RELATED PARTY TRANSACTIONS

During the period ended March 31, 2009 the Company entered into the following transactions with related parties:

The Company paid or accrued management fees of $30,000 (March 31, 2008 - $60,000) to the former Chairman and to the former President & CEO of the Company. Also included in due to related parties as of March 31, 2009 is $11,805 (March 31, 2008 - $63,086) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued consulting fees of $35,480 (March 31, 2008 - $6,030) to two directors of the Company. Also included in due to related parties is $4,938 (March 31, 2008 - $Nil) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Included in due to related parties is $2,800 (March 31, 2008 - $Nil) payable to a Company with common directors. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2009
(Unaudited)

10.          SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

	March 31 2009	December 31, 2008

Oil and gas properties
Canada	$759,067	$1,305,898
United States	470,344	470,344

	$1,229,411	$1,776,242

All of the Company's oil and gas revenues are in Canada.

11.          FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, and accounts payable and accrued liabilities, loan payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors" in our Annual Report on Form 10-K.

Overview of our Business

We are an exploration stage company engaged in exploring for conventional oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent our interests. We currently have interests in oil and gas properties in the Canadian provinces of British Columbia and Alberta and in Morgan County, Tennessee. Revenues from our Eight Mile Gas Property in north-east British Columbia commenced in April 2008. We continue to work on developing our other properties as well identifying new properties for acquisition.

For more information regarding our business, see our Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,450,000 to pursue our plan of operations over the next 12 months. As at March 31, 2009, we had cash of $7,777 and a working capital deficit of $378,444. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to March 31, 2009 as well as for the three month periods ended March 31, 2009 and 2008.
	Cumulative Amounts from Inception May 2, 2006 to March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

REVENUE
Oil and gas	$1,437,094	$166,406	$35,751

DIRECT COSTS
Depletion	969,096	158,786	5,724
Operating expenses	960,000	71,105	24,817

	(492,002)	(63,485)	5,210
EXPENSES
Office and general	519,621	30,130	44,387
Depreciation	1,621	304	219
Exploration expenses	308,534	-	-
Foreign exchange gain	94,587	(6,544)	2,125
Professional fees	664,353	12,687	25,711
Consulting	1,313,043	88,282	172,167
Investor relations	849,857	1,389	11,620
Management fees	565,638	30,000	98,260
Travel	163,584	-	32,686
Stock-based compensation	1,835,148	-	170,818

	(6,315,986)	(156,248)	(557,993)

Loss before other items and income taxes	(6,807,988)	(219,733)	(552,783)

OTHER ITEMS
Interest revenue	22,476	3,600	-
Loss on sale of disposal of properties (Note 3 and 4)	(53,869)	-	-
Loss on write-down of promissory note	(254,997)	-	-
Write off oil and gas costs	(3,311,557)	(179,802)	-

Loss before income tax	(10,405,935)	(395,935)	(552,783)

Future income tax recovery	291,060	-	-

Net loss for the period	(10,114,875)	(395,935)	(552,783)

Revenue

Our oil and gas revenue for the three months ended March 31, 2009 was $166,406, compared to $35,751 for the three months ended March 31, 2008. This revenue is offset by direct costs of $158,786 in depletion and $71,105 in operating expenses for the three months ended March 31, 2009, compared to $5,724 in depletion and $24,817 in operating expenses for the three months ended March 31, 2008.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $30,130 for the three months ended March 31, 2009 from $44,387 for the three months ended March 31, 2008.

Professional Fees

Our professional fees decreased to $12,687 for the three months ended March 31, 2009 from $25,711 for the three months ended March 31, 2008.

Consulting Expenses

Our consulting expenses decreased to $88,282 for the three months ended March 31, 2009 from $172,167 for the three months ended March 31, 2008.

Investor Relations Expenses

Our investor relations expense for the three months ended March 31, 2009 decreased to $1,389 compared to $11,620 for 2 the three months ended March 31, 2008.

Management Fees

Our management fees decreased to $30,000 for the three months ended March 31, 2009 from $98,260 for the three months ended March 31, 2008 as a result of a change of directors.

Travel Expenses

Our travel expenses decreased to $nil for the three months ended March 31, 2009 from $32,686 for the three months ended March 31, 2008.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $nil for the three months ended March 31, 2009 from $170,818 for the three months ended March 31, 2008 because no stock-based compensation was provided to our consultants during the three months ended March 31, 2009.

Loss

Our net loss before other items and taxes for the three months ended March 31, 2009 was $219,733, compared to $552,783 for the three months ended March 31, 2008. Our comprehensive loss for the three months ended March 31, 2009 was $397,271, compared to $579,336 for the three months ended March 31, 2008. The reason for this decrease in our net and comprehensive losses between these periods is primarily due to our increased revenue and decreased expenses as described above.

Liquidity and Capital Resources
	As at March 31, 2009 (Unaudited)	As at December 31, 2008 (Audited)
Cash	$7,777	$41,574
Working capital (deficit)	(378,444)	(526,642)
Total assets	1,334,585	1,955,795
Total liabilities	459,726	683,665
Shareholders' equity	874,859	1,272,130

We anticipate that we will require approximately $1,450,000 to pursue our plan of operations over the next 12 months. As at March 31, 2009, we had cash of $7,777 and a working capital deficit of $378,444. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2009 decreased to $239,038 from $357,314 in the three months ended March 31, 2008, primarily as a result of our decreased loss for the period (as described above), the recording of an impairment of oil and gas of $179,802 in the three months ended March 31, 2009 ($nil in the three months ended March 31, 2008) and the recording of depletion of $158,786 in the three months ended March 31, 2009 ($5,724 in the three months ended March 31, 2008).

Cash Used In Investing Activities

Net cash used in investing activities in the three months ended March 31, 2009 was $206,577, compared to $(705,780) in the three months ended March 31, 2008. These represent investments in our oil and gas properties and loans to another oil and gas exploration company.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended March 31, 2009, we received cash of $nil, compared to $982,664 in the three months ended March 31, 2008 as a result of proceeds from the sale of our capital stock.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. David Johnson, our principal executive officer, and Tom Mayenknecht, our principal financial officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 (under the supervision and with the participation of our principal executive officer and our principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our company's disclosure controls and procedures were effective as of March 31, 2009.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.           Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered by this report.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None

Item 6.             Exhibits
Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)

10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.20	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.21	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.22	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.24	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.25	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.26	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
14.1	Code of Ethics (4)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(7)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(7)
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGYCORP.

By:        /s/ David Johnson
              David Johnson
              President, Chief Executive Officer and a Director
               (Principal Executive Officer)
              Date: May 8, 2009

By:        /s/ Tom Mayenknecht
              Tom Mayenknecht
              Secretary, Treasurer and a Director
               (Principal Financial Officer)
              Date: May 8, 2009