Form 10-Q
period 2009-06-30
Park Place Energy Corp.
filed 2009-08-14
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 67,297,835 shares of common stock as of August 13, 2009.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)
	June 30, 2009	December 31, 2008

ASSETS

Current
Cash	$2,762	$41,574
Receivable	33,418	91,473
Prepaid expenses	10,337	23,976

Total current assets	46,517	157,023

Fixed assets
Property and equipment, net	3,588	2,530

Exploration advance (Note 6)	20,000	20,000

Oil and gas properties (Note 3)	1,075,025	1,776,242

Total assets	$1,145,130	$1,955,795

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$595,395	$596,239
Loan payable (Note 5)	35,000	35,000
Due to related parties (Note 9)	1,187	52,426

Total current liabilities	631,582	683,665

Shareholders' equity
Common stock (Note 7)
Authorized
1,200,000,000 par value $0.00001
Issued and outstanding
64,165,335 common shares (December 31, 2008 - 64,165,335)	642	642
Additional paid-in capital (Note 7)	10,867,736	10,867,736
Accumulated other comprehensive income	198,131	193,842
Deficit accumulated during the exploration stage	(10,552,961)	(9,790,090)

Total shareholders' equity	513,548	1,272,130

Total liabilities and shareholders equity	$1,145,130	$1,955,795

Nature and continuance of operations (Note 1)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)
	Cumulative Amounts from Inception May 2, 2006 to June 30, 2009	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
REVENUE
Oil and gas	$1,556,875	$286,187	$487,013

DIRECT COSTS
Depletion	1,128,381	318,071	251,236
Operating expenses	1,067,263	178,368	160,670

	(638,769)	(210,252)	75,107
EXPENSES
Office and general	592,345	102,853	116,475
Depreciation	1,925	608	439
Exploration expenses	308,534	-	8,004
Foreign exchange gain	94,643	(6,488)	6,469
Professional fees	703,425	51,759	127,013
Consulting	1,392,195	167,434	523,155
Investor relations	849,857	1,389	68,298
Management fees	625,638	60,000	151,974
Travel	166,127	2,543	45,426
Stock-based compensation	1,835,148	-	302,866

	(6,569,837)	(380,098)	(1,350,120)

Loss before other items and income taxes	(7,208,606)	(590,350)	(1,275,013)

OTHER ITEMS
Interest and other revenue	26,157	7,281	322
Loss on sale of disposal of properties (Note 3 and 4)	(53,869)	-	(45,692)
Loss on write-down of promissory note	(254,997)	-	-
Write off oil and gas costs	(3,311,557)	(179,802)	(1,626,106)

Loss before income tax	(10,802,872)	(762,871)	(2,946,489)

Future income tax recovery	291,060	-	-

Net loss for the period	(10,511,812)	(762,871)	(2,946,489)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	198,131	4,289	1,032

COMPREHENSIVE LOSS	$(10,313,681)	$(758,582)	$(2,945,457)

Basic and diluted loss per share	$	$(0.012)	$(0.06)

Weighted average number of shares outstanding - basic and diluted		64,165,335	48,276,980

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total

May 4, 2006	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock	5,801,622	1,592,010	-	-	-	1,592,010
Net loss	-	-	-	-	(218,442)	(218,442)

December 31, 2006	5,801,622	$1,592,010	$ -	$ -	$(218,442)	$1,373,568
Issuance of common stock	3,194,000	1,492,000	-	-	-	1,492,000
Recapitalization	61,447,800	(2,792,659)	2,792,658	-	(26,121)	(26,122)
Renunciation of flow- through shares	-	(291,060)	-	-	-	(291,060)
Common stock surrender for cancellation	(45,000,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	5,200,000	52	2,553,148	-	-	2,553,200
Issuance of common stock	1,402,198	14	688,465	-	-	688,479
Issuance of common stock in settlement of debt	754,716	8	399,992	-	-	400,000
Issuance of common stock for consulting agreement	200,000	2	139,443	-	-	139,445
Stock-based compensation	-	-	1,524,704	-	-	1,524,704
Share issuance costs	-	-	(166,070)	-	-	(166,070)
Cumulative translation adjustment	-	-	-	114,837	-	114,837
Net loss	-	-	-	-	(4,335,207)	(4,335,207)

December 31, 2007	33,000,336	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732
Issuance of common stock for cash	23,522,142	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	2,142,857	21	149,979	-	-	150,000
Issuance of common stock for consulting	5,500,000	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	64,165,335	$642	$10,867,736	$193,842	$(9,790,090)	$1,272,130
Cumulative translation adjustment	-	-	-	4,289	-	4,289
Net loss	-	-	-	-	(762,871)	(762,871)
June 30, 2009	64,165,335	$642	$10,867,736	$198,131	$(10,552,961)	$513,548

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOW
(Expressed in Canadian Dollars)
(Unaudited)
	Cumulative Amounts from on May 4, 2006 to June 30, 2009	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$ (10,511,811)	$(762,871)	$(2,946,489)
Accretion	-	-	(320)
Depreciation	1,925	608	439
Stock-based compensation	1,835,148	-	302,866
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,029,086	179,802	1,626,106
Consulting fees paid by issuance of common stock	376,049	-	292,740
Investor relation fees paid by issuance of common stock	324,155	-	-
Depletion	1,128,381	318,071	251,536
Loss of disposal of mineral properties	-	-	137,915
Future income tax recovery	(291,060)	-	-
Changes in non-cash working capital items:
Decrease (increase) in receivable	(33,418)	58,055	(37,307)
Increase (decrease) in prepaid expenses	(10,337)	13,639	34,737
Increase (decrease) in accounts payable and accrued liabilities	577,609	(844)	(3,629)
Increase (decrease) in due to related parties	(7,468)	(51,239)	(82,587)

Net cash used in operating activities	(4,569,211)	(244,779)	(423,993)
CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,499,662)	203,343	(473,289)
Mineral properties	-	-	(381,685)
Exploration advances	(233,361)	-	(207,572)
Loan payable	(572,000)	-	(40,000)
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(5,513)	(1,665)	-

Net cash used in investing activities	(4,310,216)	201,678	(1,102,546)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,074,086	-	1,759,489
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,684,058	-	1,759,489
Effect of foreign exchange on cash	198,131	4,289	1,032
Change in cash during the period	2,762	(38,812)	233,981
Cash position, beginning of period	-	41,574	117,491
Cash position, end of period	$ 2,762	$ 2,762	$ 351,473

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2009
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
JUNE 30, 2009
(Unaudited)

1.           NATURE AND CONTINUANCE OF OPERATIONS (cont'd...)

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $10,562,961 as of June 30, 2009. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2009
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2009
(Unaudited)

3.           OIL AND GAS PROPERTIES

	Six Months, Ended June 30, 2009	Period From Inception on May, 2006 to December 31, 2008

OIL AND GAS INTERESTS

Proven Properties
Canada	$ 155,736	$ 681,142
USA	-	-

Total Proven Properties	$ 155,736	$ 681,142

Unproven Properties
Canada	$ 448,945	$ 624,756
USA	470,344	470.344

Total Unproved Properties	$ 919,289	$1,095,100

Total Proven and Unproved Properties	$1,075,025	$1,776,242

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

JUNE 30, 2009

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

JUNE 30, 2009

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

On June 24, 2009 the Company amended stock option plan to increase common shares approved to 6,500,000.

As at June 30, 2009, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2009

(Unaudited)

7.           COMMON STOCK (cont'd...)

Stock options (cont'd...)

Number
of Options

 Exercise
Price
(US$)

Expiry Date

300,000

0.02

April 2, 2011

250,000

0.15

May 15, 2010

100,000

0.02

September 25, 2009

75,000

0.02

October 11, 2009

200,000

0.02

November 16, 2009

100,000

0.02

February 11, 2010

100,000

0.02

February 21, 2010

150,000

0.15

February 21, 2010

315,000

0.02

June 19, 2010

1,560,000

0.02

June 17, 2011

2,050,000

0.02

June 24, 2011

Balance as June 30, 2009

5,200,000

Stock option transactions are summarized as follows:

 June 30,
2009

 December 31,
2008

Number of
Options

 Weighted
Average
Exercise
Price
(US$)

Number of
Options

 Weighted
Average
Exercise
Price
(US$)

Balance, beginning of period (post split)

1,640,000

$0.14

3,160,000

$0.75

Re-priced options

-

(0.02)

-

(0.60)

Granted

3,610,000

0.02

2,440,000

0.11

Exercised

-

-

(1,550,000)

0.10

Expired / cancelled

(50,000)

0.10

(2,410,000)

1.13

Balance, end of period

5,200,000

$0.03

1,640,000

$0.14

Options exercisable, end of period

5,200,000

$0.03

1,640,000

$0.14

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2009

(Unaudited)

7.           COMMON STOCK (cont'd...)

Stock options (cont'd...)

The aggregate intrinsic value for the options vested as of June 30, 2009 is approximately $Nil (2008 - $Nil) and for total options outstanding is approximately $Nil (2008 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

2009

2008

Risk-free interest rate

-

3.29%

Expected life of options

-

1.98 years

Annualized volatility

-

143.61%

Dividend rate

-

0.00%

Warrants

As at June 30, 2009, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

Number
of Warrants

Exercise
Price
(US$)

Expiry Date

4,954,716

0.75

August 8, 2009 (Expired)

2,402,198

0.75

September 26, 2009

4,435,714

0.15

February 13, 2010

8,536,428

0.15

February 29, 2010

2,142,857

0.15

March 3, 2010

Balance as June 30, 2009

22,471,913

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2009

7.           COMMON STOCK (cont'd...)

Warrants transactions are summarized as follows:

June 30,
2009

December 31,
2008

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of period

31,921,913

$ 0.27

7,356,914

$0.75

Granted

-

-

24,564,999

0..13

Exercised

-

-

-

-

Expired / cancelled

(9,450,000)

0.10

-

-

Balance, end of period

22,471,913

$0.35

31,921,913

$0.27

8.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from Inception
on May 2,
2006
to
June 30,
2009

Six Months
Ended
 June 30,
2009

Year
Ended
 December 31,
2008

Cash paid during the period for interest

$ -

$ -

$ -

Cash paid during the period for income taxes

$ -

$ -

$ -

There were no significant non-cash transactions for the six month period ended June 30, 2009 and 2008.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2009

9.          RELATED PARTY TRANSACTIONS

During the period ended June 30, 2009 the Company entered into the following transactions with related parties:

The Company paid or accrued management fees of $60,000 (June 30, 2008 - $142,500) to the former Chairman and to the former President & CEO of the Company.  Also included in due to related parties as of June 30, 2009 is $1,187 (June 30, 2008 - $28,097) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company.  The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued consulting fees of $49,894.58 (June 30, 2008 - $21,500) to two directors of the Company.  Also included in due to related parties is $4,938 (June 30, 2008 - $Nil) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

10.         SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

June 30,
2009

December 31,
2008

Oil and gas properties

Canada

$604,681

$1,305,898

United States

470,344

470,344

$1,075,025

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

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 30, 2009 and 2008.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

Plan of Operations

Overview

Our Plan of Operations for the next 12 months is to concentrate on core projects: developing our Eight Mile Property in British Columbia, Canada for production, and to mature the 100% interest in 2 sections of land in Alberta, Canada. Over the next 12 months, we plan to conduct the following: (i) on the Eight Mile Property in British Columbia, we expect to drill one more well at an estimated net expense of $450,000; (ii) on our Alberta land sections we plan to develop the land and perform seismic operations at an estimated expense of $450,000.  Further, we expect to spend approximately $250,000 in the next 12 months in office and general expenses, as well as approximately $300,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,450,000 to pursue our plan of operations over the next 12 months. As at June 30, 2009, we had cash of $2,762 and a working capital deficit of $585,065. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to June 30, 2009 as well as for the six month periods ended June 30, 2009 and 2008.

 Cumulative
Amounts
from Inception
May 2, 2006 to
June 30,
2009

Six Months
Ended
June 30,
2009

Six Months
Ended
June 30,
2008

REVENUE

Oil and gas

$1,556,875

$286,187

$487,013

DIRECT COSTS

Depletion

1,128,381

318,071

251,236

Operating expenses

1,067,263

178,368

160,670

(638,769)

(210,252)

75,107

EXPENSES

Office and general

592,345

102,853

116,475

Depreciation

1,925

608

439

Exploration expenses

308,534

-

8,004

Foreign exchange gain

94,643

(6,488)

6,469

Professional fees

703,425

51,759

127,013

Consulting

1,392,195

167,434

523,155

Investor relations

849,857

1,389

68,298

Management fees

625,638

60,000

151,974

Travel

166,127

2,543

45,426

Stock-based compensation

1,835,148

-

302,866

(6,569,837)

(380,098)

(1,350,120)

Loss before other items and income taxes

(7,208,606)

(590,350)

(1,275,013)

OTHER ITEMS

Interest and other revenue

26,157

7,281

322

Loss on sale of disposal of properties (Note 3 and 4)

(53,869)

-

(45,692)

Loss on write-down of promissory note

(254,997)

-

-

Write off oil and gas costs

(3,311,557)

(179,802)

(1,626,106)

Loss before income tax

(10,802,872)

(762,871)

(2,946,489)

Future income tax recovery

291,060

-

-

Net loss for the period

(10,511,812)

(762,871)

(2,946,489)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment

198,131

4,289

1,032

COMPREHENSIVE LOSS

$(10,313,681)

$(758,582)

$(2,945,457)

Revenue

Our oil and gas revenue for the six months ended June 30, 2009 was $286,187, compared to $487,013 for the six months ended June 30, 2008. This revenue is offset by direct costs of $318,071 in depletion and $178,368 in operating expenses for the six months ended June 30, 2009, compared to $251,236 in depletion and $160,670 in operating expenses for the six months ended June 30, 2008.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $102,853 for the six months ended June 30, 2009 from $116,475 for the six months ended June 30, 2008.

Professional Fees

Our professional fees decreased to $51,759 for the six months ended June 30, 2009 from $127,013 for the six months ended June 30, 2008.

Consulting Expenses

Our consulting expenses decreased to $167,434 for the six months ended June 30, 2009 from $523,155 for the six months ended June 30, 2008.

Investor Relations Expenses

Our investor relations expense for the six months ended June 30, 2009 decreased to $1,389 compared to $68,298 for the six months ended June 30, 2008.

Management Fees

Our management fees decreased to $60,000 for the six months ended June 30, 2009 from $151,974 for the six months ended June 30, 2008 as a result of a change of directors.

Travel Expenses

Our travel expenses decreased to $2,543 for the six months ended June 30, 2009 from $45,246 for the six months ended June 30, 2008.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $nil for the six months ended June 30, 2009 from $302,866 for the six months ended June 30, 2008 because no stock-based compensation was provided to our consultants during the six months ended June 30, 2009.

Loss

Our net loss before other items and taxes for the six months ended June 30, 2009 was $590,350, compared to $1,275,013 for the six months ended June 30, 2008. Our comprehensive loss for the six months ended June 30, 2009 was $758,582, compared to $2,945,457 for the six months ended June 30, 2008.  The reason for this decrease in our net and comprehensive losses between these periods is primarily due to our decreased expenses as described above.

Liquidity and Capital Resources

 As at
June 30, 2009
(Unaudited)

 As at
December 31, 2008
(Audited)

Cash

$2,762

$41,574

Working capital (deficit)

(585,065)

(526,642)

Total assets

1,145,130

1,955,795

Total liabilities

631,582

683,665

Shareholders' equity

513,548

1,272,130

We anticipate that we will require approximately $1,450,000 to pursue our plan of operations over the next 12 months. As at June 30, 2009, we had cash of $2,762 and a working capital deficit of $585,065. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2009 decreased to $244,779 from $423,993 in the six months ended June 30, 2008, primarily as a result of our decreased loss for the period (as described above) and the recording of depletion of $318,071 in the six months ended June 30, 2009 ($251,536 in the six months ended June 30, 2008).

Cash Flow from Investing Activities

Net cash from investing activities in the six months ended June 30, 2009 was $201,678 ($203,343 from oil and gas interests, offset by $1,665 used in the acquisition of property and equipment), compared to $1,102,456 used in investing activities in the six months ended June 30, 2008.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the six months ended June 30, 2009, we received cash of $nil, compared to $1,759,489 in the six months ended June 30, 2008 as a result of proceeds from the sale of our capital stock.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of our principal executive officer and our principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our company's disclosure controls and procedures were effective as of June 30, 2009.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

              Date: August 14, 2009

By:        /s/ Tom Mayenknecht

              Tom Mayenknecht

              Secretary, Treasurer and a Director

               (Principal Financial Officer)

              Date: August 14, 2009