Form 10-Q
period 2009-09-30
Park Place Energy Corp.
filed 2009-11-23
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 688,153,350 shares of common stock as of November 20, 2009.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS

Current
Cash	$18,213	$41,574
Receivable	20,930	91,473
Prepaid expenses	15,576	23,976

Total current assets	54,719	157,023

Fixed assets
Property and equipment, net	3,284	2,530

Exploration advance (Note 5)	20,000	20,000

Oil and gas properties (Note 3)	926,133	1,776,242

Total assets	$1,004,136	$1,955,795

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$653,530	$596,239
Loan payable (Note 4)	35,000	35,000
Due to related parties (Note 8)	8,247	52,426

Total current liabilities	696,777	683,665

Shareholders' equity
Common stock (Note 6)
Authorized
12,000,000,000 par value $0.00001
Issued and outstanding
688,153,350 common shares (December 31, 2008 - 641,653,350)	688	642
Additional paid-in capital (Note 6)	10,950,690	10,867,736
Accumulated other comprehensive income	211,207	193,842
Deficit accumulated during the exploration stage	(10,855,226)	(9,790,090)

Total shareholders' equity	307,359	1,272,130

Total liabilities and shareholders equity	$1,004,136	$1,955,795

Nature and continuance of operations (Note 1)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative Amounts From Inception May 4, 2006 to September 30, 2009	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

REVENUE
Oil and gas	$1,648,547	$91,672	$452,967	$377,859	$939,980

DIRECT COSTS
Depletion	1,283,666	155,285	278,510	473,356	529,746
Operating expenses	1,148,623	81,360	230,771	259,728	391,441

	(783,742)	(144,973)	(56,314)	(355,225)	18,793
EXPENSES
Office and general	600,915	8,570	60,938	111,423	177,413
Depreciation	2,230	305	222	913	661
Exploration expenses	308,534	-	12,871	-	20,875
Foreign exchange gain (loss)	92,723	(1,920)	(3,670)	(8,408)	2,799
Professional fees	742,407	38,982	98,612	90,741	225,625
Consulting	1,500,613	108,418	170,386	275,852	693,541
Investor relations	858,562	8,705	346,951	10,094	415,249
Management fees	628,638	3,000	42,549	63,000	194,524
Travel	166,351	224	12,796	2,767	58,222
Stock-based compensation	1,835,148	-	10,132	-	312,997

	(6,736,121)	(166,284)	(751,787)	(546,382)	(2,101,906)

Loss before other items and income taxes	(7,519,863)	(311,257)	(808,101)	(901,607)	(2,083,113)

OTHER ITEMS
Interest and other revenue	35,149	8,992	7,671	16,273	7,993
Loss on sale of disposal of properties	(53,869)	-	(4,647)	-	(50,339)
Loss on write-down of promissory note	(254,997)	-	-	-	-
Write off oil and gas costs	(3,311,557)	-	(223,178)	(179,802)	(1,849,284)

Loss before income tax	(11,105,137)	(302,265)	(1,028,255)	(1,065,136)	(3,794,743)

Future income tax recovery	291,060	-	-	-	-

Net loss for the period	(10,814,077)	(302,265)	(1,028,255)	(1,065,136)	(3,974,743)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	211,207	13,076	59,218	17,365	46,619

COMPREHENSIVE LOSS	$(10,602,870)	$(289,189)	$(969,037)	$(1,047,771)	$(3,928,124)

Basic and diluted loss per share		$$0.0004	$(0.0016)	$(0.0016)	$(0.0075)

Weighted average number of shares outstanding - basic and diluted		674,580,252	623,267,480	652,749,595	529,944,200

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(An Exploration Stage Company)
(Expressed in Canadian Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total

May 4, 2006	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock	58,016,220	1,592,010	-	-	-	1,592,010
Net loss	-	-	-	-	(218,442)	(218,442)

December 31, 2006	58,016,220	$1,592,010	$ -	$ -	$(218,442)	$1,373,568
Issuance of common stock	31,940,00	1,492,000	-	-	-	1,492,000
Recapitalization	614,478,000	(2,792,659)	2,792,658	-	(26,121)	(26,122)
Renunciation of flow- through shares	-	(291,060)	-	-	-	(291,060)
Common stock surrender for cancellation	(450,000,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	52,000,000	52	2,553,148	-	-	2,553,200
Issuance of common stock	14,021,980	14	688,465	-	-	688,479
Issuance of common stock in settlement of debt	7,547,160	8	399,992	-	-	400,000
Issuance of common stock for consulting agreement	2,000,000	2	139,443	-	-	139,445
Stock-based compensation	-	-	1,524,704	-	-	1,524,704
Share issuance costs	-	-	(166,070)	-	-	(166,070)
Cumulative translation adjustment	-	-	-	114,837	-	114,837
Net loss	-	-	-	-	(4,335,207)	(4,335,207)

December 31, 2007	330,003,360	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732
Issuance of common stock for cash	235,221,420	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	21,428,570	21	149,979	-	-	150,000
Issuance of common stock for consulting	55,000,000	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	641,653,350	$ 642	$10,867,736	$ 193,842	$(9,790,090)	$1,272,130
Issuance of common stock for cash	46,500,000	46	82,954	-	-	83,000
Cumulative translation adjustment	-	-	-	17,365	-	17,365
Net loss	-	-	-	-	(1,065,136)	(1,065,136)
September 30, 2009	688,153,350	$ 688	$10,950,690	$ 211,207	$(10,855,226)	$307,359

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOW
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative Amounts From Inception May 4, 2006 to September 30, 2009	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

CASH FLOW FROM OPERATING EXPENSES
Loss for the period	$(10,814,077)	$(302,265)	$(1,028,255)	$ (1,065,136)	$ (3,974,743)
Accretion	-	-	(7,353)	-	(7,673)
Depreciation	2,230	305	222	913	661
Stock-based compensation	1,835,148	-	10,132	-	312,998
Interest accrued on notes payable	12,530	-	-	-	-
Impairment of oil and gas	2,029,086	-	223,178	179,802	1,849,284
Consulting fees paid by issuance of common
stock	376,049	-	250,000	-	542,740
Investor relation fees paid by issuance of
common stock	324,155	-	-	-	-
Depletion	1,283,666	155,285	278,510	473,356	529,746
Loss of disposal of mineral properties	-	-	5,668	-	143,583
Future income tax recovery	(291,060)	-	-	-	-

Changes in non-cash working capital items:
Decrease (increase) in receivable	(20,930)	12,488	(5,529)	70,543	(42,836)
Decrease (increase) in prepaid expenses	(15,576)	(5,239)	(16,344)	8,400	18,393
Increase (decrease) in accounts payable and
accrued liabilities	635,744	58,135	26,558	57,291	22,929
Increase (decrease) in due to related parties	(408)	7,060	(6,712)	(44,179)	(89,299)

Net cash used in operating activities	(4,643,443)	(74,231)	(269,925)	(319,010)	(694,217)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,506,054)	(6,394)	(202,882)	196,951	(676,172)
Mineral properties	-	-	(16,477)	-	(398,162)
Exploration advances	(233,361)	-	(16,559)	-	(224,131)
Loan payable	(572,000)	-	-	-	(40,000)
Cash acquired through recapitalization	320	-	-	-	-
Acquisition of property and equipment	(5,514)	-	-	(1,667)	-

Net cash used in investing activities	(4,316,609)	(6,394)	(235,918)	195,284	(1,338,465)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,157,086	83,000	160,185	83,000	1,919,674
Proceeds from loans	625,000	-	-	-	-
Repurchase of common stock	(15,028)	-	-	-	-

Net cash provided by financing activities	8,767,058	83,000	160,185	83,000	1,919,674

Effect of foreign exchange on cash	211,207	13,076	45,587	17,365	46,619

Change in cash during the period	18,213	15,451	(300,691)	(23,361)	(66,709)

Cash position, beginning of period	-	2,762	351,473	41,574	117,491

Cash position, end of period	$18,213	$ 18,213	$50,782	$18,213	$50,782

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
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

On July 6, 2007, the Company affected a forward split of its shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, the Company merged with a wholly-owned subsidiary, Park Place Energy Corp. which incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and the name of the Company was then changed to Park Place Energy Corp. On July 23, 2007, the Company effected a forward split of its shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock. Pursuant to the terms of the Business Combination Agreement, the Company issued to each shareholder of record of Park Place Energy Inc. at the time of the acquisition one share of our common stock for every two shares they held of Park Place Energy Inc. On August 31, 2009, the Company affected a forward split of its shares of common stock on a one (1) old share for ten (10) new shares on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock. All references to number of shares outstanding, earnings per share, stock options and warrants have been adjusted to reflect the above mentioned stock split.

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

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $10,855,226 as of September 30, 2009. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Although there is doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,"Generally Accepted Accounting Principles"(the Codification).  The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Effective with the Company's adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company's condensed consolidated financial statements, it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices.  The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company is currently evaluating the effect that this guidance will have on consolidated financial position and results of operations.

ASC 855-10-20, "Subsequent Events" establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events.  This statement is effective for the Company's third quarter ended September 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements.  See Note 11 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company's results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements.  It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company's results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company's results of operations, financial position, and cash flows.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

3.           OIL AND GAS PROPERTIES

	Nine Months, Ended September 30, 2009	Period From Inception on May, 2006 to December 31, 2008

OIL AND GAS INTERESTS

Proven Properties
Canada	$ 572	$681,142
USA	-	-

Total Proven Properties	$572	$681,142

Unproven Properties
Canada	$455,217	$624,756
USA	470,344	470.344

Total Unproved Properties	$925,561	$1,095,100

Total Proven and Unproved Properties	$926,133	$1,776,242

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

The Company converted $150,000 out of a total $225,000 to 2,142,857 (21,428,570) units at a price of $0.07 per unit on March 3, 2008. Each unit consisted of one common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $0.10 per share in the first year and at an exercise price of $0.15 per share in the second year. During the year ended December 31, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

5.          EXPLORATION ADVANCE

Included in Exploration advances are amounts paid related to the Canadian property for prepayment of expenses relating to the oil and gas property.

6.           COMMON STOCK

The Company's Articles Of Incorporation provide for the issuance of up to 1,200,000,000 (12,000,000,000) shares of common stock, par value $0.00001. Effective July 6, 2007 the Company implemented a stock split of its common stock by issuing eight new shares for every one old share. Effective July 23, 2007 the Company implemented a further a stock split of its common stock by issuing one and a half new shares for every old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock splits.

On February 14, 2008, the Company issued 4,435,714 (44,357,140) units at a price of US$0.07 for gross proceeds of US$310,500. Each unit contained one share of common stock and one warrant exercisable at US$0.10 the first year and US$0.15 in the second year.

On February 26, 2008, the Company issued 750,000 (7,500,000) shares of common stock for consulting services at a value of US$0.10 per share.

On March 3, 2008, the Company issued 8,536,428 (85,364,280) units at a price of US$0.07 for gross proceeds of US$597,550. Each unit contained one share of common stock and one warrant exercisable at US$0.10 the first year and US$0.20 the second year.

On March 6, 2008, the Company issued 2,142,857 (21,428,570) units at a price of US$0.07 to the holder's of the loan payable as outlined in Note 4. Each unit contained one share of common stock and one warrant exercisable at US$0.10 the first year and US$0.15 the second year.

In April, 2008, the Company issued 9,000,000 (90,000,000) units at a price of US$0.10 per unit for gross proceeds of US$900,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase a common share up to one year at a price of US$0.20. The Company paid a Finder's Fee of $45,000 and issued Finder's Warrants with a fair value of $27,986 to acquire 450,000 (4,500,000) common shares of the Company at US$0.10 for one year.

On June 20, 2008, the Company issued 2,400,000 (24,000,000) shares of common stock for consulting services at a value of US$0.09 per share.

On July 3, 2008, the Company issued 1,475,000 (14,750,000) shares of common stock at a price of US$0.10 for gross proceeds of US$147,500 and 75,000 (750,000) shares of common stock at a price of US$0.15 for gross proceeds of US$11,250.

On September 8, 2008, the Company issued 600,000 (6,000,000) shares of common stock for consulting services at a value of US$0.125 per share.

On September 8, 2008, the Company issued 1,750,000 (17,500,000) shares of common stock for consulting services at a value of US$0.10 per share.

On July 2, 2009, the Company issued 1,000,000 (10,000,000) shares of common stocks at a price of US$0.01 for gross proceeds of US$10,000.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

6.           COMMON STOCK (cont'd...)

On July 16, 2009, the Company issued 1,330,000 (13,300,000) shares of common stocks at a price of US$0.02 for gross proceeds of US$26,600.

On July 27, 2009, the Company issued 475,000 (4,750,000) shares of common stocks at a price of US$0.02 for gross proceeds of US$9,500.

On August 13, 2009, the Company issued 327,500 (3,275,000) shares of common stocks at a price of US$0.02 for gross proceeds of US$6,550.

On August 18, 2009, the Company issued 1,517,500 (15,175,000) shares of common stocks at a price of US$0.02 for gross proceeds of US$30,350.

On August 31, 2009, the Company affected a forward split of its shares of common stock on a one (1) old share for ten (10) new shares on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock.

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

On June 24, 2009 the Company amended stock option plan to increase common shares approved to 6,500,000.

On August 31, 2009 the Company affected a 10:1 forward stock split.

As at September 30, 2009, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

	Number of Options	Exercise Price (US$)	Expiry Date

	2,500,000	0.015	May 15, 2010
	2,000,000	0.002	November 16, 2009
	1,000,000	0.002	February 11, 2010
	1,000,000	0.002	February 21, 2010
	1,500,000	0.015	February 21, 2010
	2,000,000	0.002	June 19, 2010
	4,500,000	0.002	June 24, 2011
Balance as September 30, 2009	14,500,000

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

6.           COMMON STOCK (cont'd...)

Stock options (cont'd...)

Stock option transactions are summarized as follows:

	September 30, 2009		December 31, 2008
	Number of Options	Weighted Average Exercise Price (US$)	Number of Options	Weighted Average Exercise Price (US$)

Balance, beginning of period (post split)	16,400,000	$0.014	31,600,000	$0.075

Re-priced options (post split)	-	(0.002)	-	(0.060)

Granted (post split)	36,100,000	0.002	24,400,000	0.011

Exercised (post split)	(36,500,000)	0.002	(15,500,000)	0.010

Expired / cancelled (post split)	(1,500,000)	0.005	(24,100,000)	0.113

Balance, end of period (post split)	14,500,000	$0.01	16,400,000	$0.014

Options exercisable, end of period	14,500,000	$0.01	16,400,000	$0.014

The aggregate intrinsic value for the options vested as of September 30, 2009 is approximately $Nil (2008 - $Nil) and for total options outstanding is approximately $Nil (2008 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted period:

	2009	2008

Risk-free interest rate	-	3.29%
Expected life of options	-	1.98 years
Annualized volatility	-	143.61%
Dividend rate	-	0.00%

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

6.           COMMON STOCK (cont'd...)

Warrants

As at September 30, 2009, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

	Number of Warrants	Exercise Price (US$)	Expiry Date

	44,357,140	0.015	February 13, 2010
	85,364,280	0.015	February 28, 2010
	21,428,570	0.015	March 3, 2010
	10,000,000	0.002	July 2, 2011
Balance as September 30, 2009	161,149,990

Warrants transactions are summarized as follows:

	September 30, 2009		December 31, 2008
	Number of Warrants	Weighted Average Exercise Price (US$)	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, beginning of period (post split)	319,219,130	$0.027	73,569,140	$0.075

Granted	10,000,000	0.002	245,649,990	0.013

Exercised	-	-	-	-

Expired / cancelled	(168,069,140)	0.042	-	-

Balance, end of period after split	161,149,990	$ 0.010	319,219,130	$0.027

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

7.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative Amounts from Inception on May 2, 2006 to September 30, 2009	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Cash paid during the period for interest	$ -	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -	$ -

There were no significant non-cash transactions for the nine month period ended September 30, 2009 and 2008.

8.           RELATED PARTY TRANSACTIONS

During the period ended September 30, 2009 the Company entered into the following transactions with related parties:

The Company paid or accrued management fees of $63,000 (September 30, 2008 - $142,500) to the former Chairman and to the former President & CEO of the Company. Also included in due to related parties as of September 30, 2009 is $8,247 (September 30, 2008 - $21,385) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued consulting fees of $67,895 (September 30, 2008 - $22,420) to two directors of the Company. Also included in due to related parties is $4,938 (September 30, 2008 - $Nil) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2009
(Unaudited)

9.           SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

	September 30, 2009	December 31, 2008

Oil and gas properties
Canada	$455,789	$1,305,898
United States	470,344	470,344

	$926,133	$1,776,242

All of the Company's oil and gas revenues are in Canada.

10.         FINANCIAL INSTRUMENTS

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

11.         SUBSEQUENT EVENTS

On October 30, 2009 the Company sold all interests in its proven Canadian properties for CDN$457,195.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

Overview of our Business

We are an exploration stage company engaged in exploring for conventional oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent our interests. We currently have interests in oil and gas properties in Alberta and in Morgan County, Tennessee. We sold all our interests in our Eight Mile property in North Eastern British Columbia on October 30, 2009 for CDN$457,195 (approximately US$424,368 based on the exchange rate of CDN$1.00 = US$0.9282 on October 30, 2009).

Recent Events

Seismic Earning Agreement regarding Farmout Lands

Effective on August 19, 2009, our wholly owned subsidiary, Park Place Energy Inc. ("Park Place Sub"), entered into a Seismic Earning Agreement with Fifth Avenue Diversified Inc., a private British Columbia corporation, ("Fifth Avenue") whereby Fifth Avenue will earn an interest in certain Farmout Lands in the Gordondale Area of Alberta (the "Farmout Lands").

The earning requirements under the Seismic Earning Agreement are as follows:

  On or before March 31, 2010, Fifth Avenue shall commence a Seismic Program and expend up to a maximum of $350,000 on such program;

  Fifth Avenue shall provide Park Place Sub with all field data including survey information; processed data, including stacked data; interpreted data; and a copy of shot point base maps and bin overlay maps;

  Fifth Avenue shall retain 100% of the trading rights and sole ownership of the Seismic Program; and

  Fifth Avenue will be appointed the initial operator and Farmout Lands and any operations will be subject to the 1990 CAPL provisions.

Upon Fifth Avenue satisfying the earning requirements, Fifth Avenue will have earned in an interest in the Farmout Lands such that each of Park Place Sub and Fifth Avenue each hold an Undivided 50% Working Interest.

Upon completion of the earning requirements, either Park Place Sub or Fifth Avenue will have the right to propose the drilling of a well on the Farmout Lands.

The non-participant shall have the right, but not the obligation, to participate in the said well by advising the proposing party.

In the event the non-participant (whether it be Park Place Sub or Fifth Avenue) decides it does not wish to participate in the well set out in the proposal notice, its Undivided 50% Working Interest in the Farmout Lands shall revert to the proposing party subject to the reservation to the non-participant of an overriding royalty of 5% reduced proportionately by 50%.

In the event the proposing party does not commence the drilling of the well set forth in the proposal notice within 120 days of the notice, the notice will become null and void and the ownership of the Farmout Lands will revert to each of Park Place Sub and Fifth Avenue each holding an Undivided 50% Working Interest with the overriding royalty reserved to the non-participant terminating automatically.

Purchase and Sale Agreement regarding Eight Mile Property

On September 1, 2009 Park Place Sub entered into a Purchase and Sale Agreement effective September 1, 2009, with Novus Energy Inc., an Alberta corporation, ("Novus") for Novus to buy the entire right, title, estate and interest in and to Park Place Sub's Eight Mile property in North Eastern British Columbia. This sale closed on October 30, 2009, with Novus purchasing all of our interests in the Eight Mile property for CDN$457,195 (approximately US$424,368 based on the exchange rate of CDN$1.00 = US$0.9282 on October 30, 2009). .

Plan of Operations

Overview

Our Plan of Operations for the next 12 months is to develop the land and perform seismic operations on our Farmout Lands property at an estimated expense of $450,000. Further, we expect to spend approximately $150,000 in the next 12 months in office and general expenses, as well as approximately $400,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at September 30, 2009, we had cash of $18,213 and a working capital deficit of $642,058. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to September 30, 2009 as well as for the nine month periods ended September 30, 2009 and 2008.

	Cumulative Amounts From Inception May 4, 2006 to September 30, 2009	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

REVENUE
Oil and gas	$1,648,547	$91,672	$452,967	$377,859	$939,980

DIRECT COSTS
Depletion	1,283,666	155,285	278,510	473,356	529,746
Operating expenses	1,148,623	81,360	230,771	259,728	391,441

	(783,742)	(144,973)	(56,314)	(355,225)	18,793
EXPENSES
Office and general	600,915	8,570	60,938	111,423	177,413
Depreciation	2,230	305	222	913	661
Exploration expenses	308,534	-	12,871	-	20,875
Foreign exchange gain (loss)	92,723	(1,920)	(3,670)	(8,408)	2,799
Professional fees	742,407	38,982	98,612	90,741	225,625
Consulting	1,500,613	108,418	170,386	275,852	693,541
Investor relations	858,562	8,705	346,951	10,094	415,249
Management fees	628,638	3,000	42,549	63,000	194,524
Travel	166,351	224	12,796	2,767	58,222
Stock-based compensation	1,835,148	-	10,132	-	312,997

	(6,736,121)	(166,284)	(751,787)	(546,382)	(2,101,906)

Loss before other items and income taxes	(7,519,863)	(311,257)	(808,101)	(901,607)	(2,083,113)

OTHER ITEMS
Interest and other revenue	35,149	8,992	7,671	16,273	7,993
Loss on sale of disposal of properties	(53,869)	-	(4,647)	-	(50,339)
Loss on write-down of promissory note	(254,997)	-	-	-	-
Write off oil and gas costs	(3,311,557)	-	(223,178)	(179,802)	(1,849,284)

Loss before income tax	(11,105,137)	(302,265)	(1,028,255)	(1,065,136)	(3,794,743)

Future income tax recovery	291,060	-	-	-	-

Net loss for the period	(10,814,077)	(302,265)	(1,028,255)	(1,065,136)	(3,974,743)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	211,207	13,076	59,218	17,365	46,619

COMPREHENSIVE LOSS	$(10,602,870)	$(289,189)	$(969,037)	$(1,047,771)	$(3,928,124)

Revenue

Our oil and gas revenue for the nine months ended September 30, 2009 was $377,859, compared to $939,980 for the nine months ended September 30, 2008. This revenue is offset by direct costs of $473,356 in depletion and $259,728 in operating expenses for the nine months ended September 30, 2009, compared to $529,746 in depletion and $391,441 in operating expenses for the nine months ended September 30, 2008.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $111,423 for the nine months ended September 30, 2009 from $177,413 for the nine months ended September 30, 2008.

Professional Fees

Our professional fees decreased to $90,741 for the nine months ended September 30, 2009 from $225,625 for the nine months ended September 30, 2008.

Consulting Expenses

Our consulting expenses decreased to $275,852 for the nine months ended September 30, 2009 from $693,541 for the nine months ended September 30, 2008.

Investor Relations Expenses

Our investor relations expense for the nine months ended September 30, 2009 decreased to $10,094 compared to $415,249 for the nine months ended September 30, 2008.

Management Fees

Our management fees decreased to $63,000 for the nine months ended September 30, 2009 from $194,524 for the nine months ended September 30, 2008 as a result of a change of directors.

Travel Expenses

Our travel expenses decreased to $2,767 for the nine months ended September 30, 2009 from $58,222 for the nine months ended September 30, 2008.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $nil for the nine months ended September 30, 2009 from $312,997 for the nine months ended September 30, 2008 because no stock-based compensation was provided to our consultants during the nine months ended September 30, 2009.

Loss

Our net loss before other items and taxes for the nine months ended September 30, 2009 was $901,607, compared to $2,083,113 for the nine months ended September 30, 2008. Our comprehensive loss for the nine months ended September 30, 2009 was $1,047,771, compared to $3,928,124 for the nine months ended September 30, 2008. The reason for this decrease in our net and comprehensive losses between these periods is primarily due to our decreased expenses as described above.

Liquidity and Capital Resources
	As at September 30, 2009 (Unaudited)	As at December 31, 2008 (Audited)
Cash	$18,213	$41,574
Working capital (deficit)	(642,058)	(526,642)
Total assets	1,004,136	1,955,795
Total liabilities	696,777	683,665
Shareholders' equity	307,359	1,272,130

We anticipate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at September 30, 2009, we had cash of $18,213 and a working capital deficit of $642,058. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2009 decreased to $319,010 from $694,217 in the nine months ended September 30, 2008, primarily as a result of our decreased loss for the period (as described above) and the recording of depletion of $473,356 in the nine months ended September 30, 2009 ($529,746 in the nine months ended September 30, 2008).

Cash Flow from Investing Activities

Net cash from investing activities in the nine months ended September 30, 2009 was $195,284 ($196,951 from oil and gas interests, offset by $1,667 used in the acquisition of property and equipment), compared to a deficit of $1,338,465 used in investing activities in the nine months ended September 30, 2008.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended September 30, 2009, we received cash of $83,000, compared to $1,919,674 in the nine months ended September 30, 2008 as a result of proceeds from the sale of our capital stock.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 (under the supervision and with the participation of our principal executive officer and our principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our company's disclosure controls and procedures were effective as of September 30, 2009.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2009, we issued 1,000,000 shares of common stock at a price of US$0.01per share (10,000,000 shares on a post-forward split basis at a price of $0.001 per share) for gross proceeds of US$10,000. We relied on an exemption from registration under the Securities Act provided by Regulation S.

On July 16, 2009, we issued 1,330,000 shares of common stock at a price of US$0.02 per share (13,300,000 shares on a post-forward split basis at a price of $0.002 per share) for gross proceeds of US$26,600. We relied on an exemption from registration under the Securities Act provided by Section 4(2) thereof and Regulation S.

On July 27, 2009, we issued 475,000 shares of common stock at a price of US$0.02 per share (4,750,000 shares on a post-forward split basis at a price of $0.002 per share) for gross proceeds of US$9,500. We relied on an exemption from registration under the Securities Act provided by Section 4(2) thereof and Regulation S.

On August 13, 2009, we issued 327,500 shares of common stock at a price of US$0.02 per share (3,275,000 shares on a post-forward split basis at a price of $0.002 per share) for gross proceeds of US$6,550. We relied on an exemption from registration under the Securities Act provided by Section 4(2) thereof and Regulation S.

On August 18, 2009, we issued 1,517,500 shares of common stock at a price of US$0.02 per share (15,175,000 shares on a post-forward split basis at a price of $0.002 per share) for gross proceeds of US$30,350. We relied on an exemption from registration under the Securities Act provided by Section 4(2) thereof and Regulation S.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None

Item 6.             Exhibits
Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change(7)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)

10.14		Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15		Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16		Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17		Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18		Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19		Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.20		Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.21		Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.22		Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23		Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.24		Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.25		Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.26		Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.27		Seismic Earning Agreement dated August 19, 2009(7)
10.28		Purchase and Sale Agreement dated September 16, 2009(8)
14.1		Code of Ethics (4)
Subsidiaries of the Small Business Issuer
21.1		Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia
Certifications
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(9)
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(9)
32.1		Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 20, 2009.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGYCORP.

By:        /s/ David Johnson
              David Johnson
              President, Chief Executive Officer and a Director
               (Principal Executive Officer)
              Date: November 23, 2009

By:        /s/ Tom Mayenknecht
              Tom Mayenknecht
              Secretary, Treasurer and a Director
               (Principal Financial Officer)
              Date: November 23, 2009