Form 10-K
period 2009-12-31
Park Place Energy Corp.
filed 2010-04-15
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2009

[  ]     Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
          For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0971567 (IRS Employer Identification No.)
Suite 1220 - 666 Burrard St Vancouver, BC (Address of principal executive offices)	V6C 2X8 (Zip Code)

Registrant's telephone number, including area code: (403) 360-5375

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

[  ]  Yes          [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes          [X] No

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of June 30, 2009, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.023) on that date, was approximately $1,474,779.

The registrant had 3,938,174 shares of common stock outstanding as of April 12, 2010.

i

PARK PLACE ENERGY CORP.

Form 10-K

ii

Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of oil and gas, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.

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

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

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

You may read and copy all or any portion of the annual report or any other information that we file at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC's website at www.sec.gov.

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

On July 30, 2007, pursuant to the terms of a business combination agreement, we issued to each shareholder of record of Park Place Energy Inc. one share of our common stock for every two shares they held of Park Place Energy Inc. As a result, we issued 8,995,662 shares of common stock (299,855 shares on a post March 24, 2010 reverse split basis) shares of common stock to the former shareholders of Park Place Energy Inc. Additionally, as part of this transaction, a total of 45,000,000 shares of our common stock (1,500,000 shares on a post March 24, 2010 reverse split basis) held by former principals of our company were surrendered for cancellation. We thereby acquired Park Place Energy Inc. For accounting purposes, the acquisition was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. As a result of the acquisition, the business of our company is now the acquisition and exploration of oil and gas properties.

On August 31, 2009, we completed a forward split of our shares of common stock on the basis of ten new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock.

On March 24, 2010, we completed a reverse split of our shares of common stock on the basis of one new share of common stock for each three hundred shares of common stock outstanding on that date and decreased our authorized share capital from 12,000,000,000 shares of common stock to 40,000,000 shares of common stock.

Our principal business offices are located at Suite 1220 - 666 Burrard St, Vancouver, BC, Canada, V6C 2X8 and our telephone number is (604) 685-0076.

General

We are currently an exploration stage company engaged in exploring for conventional oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent our interests. We currently have interests in oil and gas properties in the Canadian province of Saskatchewan and in Morgan County, Tennessee. Our principal capital expenditures to date have been $4,586,697 to acquire the interests in the oil and gas properties. See "Properties" for more information about our interests.

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

In March 2007, we had entered into a letter agreement to purchase a 50% interest in the Cecil Eureka property located in Alberta, Canada by agreeing to fund 50% of the proprietor's obligations in respect of the property. In March 2008, we elected to drop our right to participate in this property due to a risk assessment of the property.

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

In June 2008, we sold all of our right, title, estate and interests in our Kerrobert property located in Saskatchewan, Canada for $205,000 (less outstanding operating cost of $75,521.86).

Major 2009 Events

Seismic Earning Agreement

Effective on August 19, 2009 (the "Effective Date"), our wholly owned subsidiary, Park Place Energy Inc. ("Park Place Sub"), entered into a Seismic Earning Agreement (the "Agreement") with Fifth Avenue Diversified Inc., a private British Columbia corporation, ("Fifth Avenue") whereby Fifth Avenue will earn an interest in certain Farmout Lands in the Gordondale Area of Alberta (the "Farmout Lands").

Under the Agreement the earning requirements stated that on or before March 31, 2010, Fifth Avenue would commence a Seismic Program and expend up to a maximum of $350,000 on such program. As Fifth Avenue elected to not commence a Seismic Program the agreement has expired.

Sale of Eight Mile Property

On September 1, 2009 the Issuer's wholly owned subsidiary, Park Place Energy Inc. ("Park Place Sub"), entered into a Purchase and Sale Agreement (the "Agreement") effective September 1, 2009 with a closing date of October 30, 2009, with Novus Energy Inc., an Alberta corporation, ("Novus") whereby Novus bought the entire right, title, estate and interest in and to Park Place Sub's Eight Mile property in North Eastern British Columbia. As consideration Novus paid $457,295 to retire the obligations of Park Place to its creditors directly related to the Eight Mile Property.

Debt Settlement

Effective January 15, 2010, we entered into debt settlement agreements with ten offshore investors whereby we issued an aggregate of 374,448,910 shares of common stock, at a deemed price of $0.001 per share (1,248,163 shares at a deemed price of $0.30 per share on a post March 24, 2010 reverse split basis) in settlement of certain debt obligations. As part of the settlement, the Company received a 50% working interest in an exploration oil and gas property in Saskatchewan, Canada.

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

Competition

We operate in highly competitive industries, competing with other oil and gas exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate such properties. Most of our competitors have financial resources, staffs and facilities substantially greater than our company's. The principal area of competition is encountered in the financial ability for our company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that we will be successful in its efforts to secure additional properties and or develop its existing oil and properties.

Employees

As of December 31, 2009, we have no employees. However, as a cost saving measure, we rely on consultants to carry out our corporate activities and to oversee our best interests in our non-operated oil and gas properties.

ITEM 1A.      RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

Our cash flow from our reserves, if any, may not be sufficient to fund our ongoing activities at all times. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities, if any. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties, miss certain acquisition opportunities and reduce or terminate our operations. If our revenues from our reserves, if any, decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to replace our reserves, if any, or to maintain production. If our Company's cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favourable terms.

If we lose the services of our management and key consultants, then our plan of operations may be delayed or be more expensive to undertake than anticipated.

Our success depends to a significant extent upon the continued service of Mr. David Johnson, the Company's President, CEO and Director. Losing the services of Mr. Johnson could have a material adverse effect on the Company's growth, revenues, and prospective business. The Company does not maintain key-man insurance on the life of Mr. Johnson. In addition, in order to successfully implement and manage the Company's business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that the Company will be able to retain existing consultants or that the Company will be able to find, attract and retain qualified personnel on acceptable terms. The loss of the service of Mr. Johnson, through incapacity or otherwise, would be costly to the Company and would require the Company to seek and retain other qualified personnel.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond the control of our company. World prices for oil and natural gas have fluctuated widely in recent years. Any material decline in prices could result in a reduction of net production revenue. Certain wells or other projects may become uneconomic as a result of a decline in world oil prices and natural gas prices, leading to a reduction in the volume of our company's oil and gas reserves, if any. The Company might also elect not to produce from certain wells at lower prices. All of these factors could result in a material decrease in our future net production revenue, if any, causing a reduction in our oil and gas acquisition and development activities. In addition, bank borrowings available to our company are in part determined by the borrowing base of our company. A sustained material decline in prices from historical average prices could limit or reduce our borrowing base, therefore reducing the bank credit available to our company, and could require that a portion of any existing bank debt of our company be repaid.

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

Our Company's involvement in the exploration for and development of oil and gas properties may result in our company becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although our Company has obtained insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, our company may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to our company. The occurrence of a significant event that our company is not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our company's financial position, results of operations or prospects.

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

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our Company's financial statements include a statement that our financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our Company receiving the future continued support of our shareholders, obtaining additional financing and generating revenues to cover our operating costs. The going concern assumption is only appropriate provided that additional financing continues to become available.

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

ITEM 2.      PROPERTIES

Our Properties

U.S. Property - Morgan Highpoint Property, Tennessee, USA

On November 30, 2007, in exchange for the settlement of indebtedness of $370,337, the Company acquired from a third party a 5% participating interest in the Morgan Highpoint Project in Tennessee. The acquired interest included: a 5% participating interest in the John Bowen # 1 Well and the John Bowen # 2 Well; a 5% interest in the 110 gross acres comprising both the surface and mineral rights underlying the John Bowen lands, and a 5% interest in an additional 996 gross acres at Highpoint in Morgan County Tennessee. As of December 31, 2009, we have incurred $470,344 in costs by participating in the drilling and completing of the Morgan Highpoint # 3 and the Morgan Highpoint # 4 test wells.

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

As of December 31, 2009 due delays with the operator and concerns from management that the property may not be brought to production the value of the Property has been written down to $NIL.

Canadian Properties

Nordegg Formation, Alberta

The Company acquired 100% interest in approximately 1,280 acres of land in the Alberta Landsales in July 2008. The two leases are 5 Year Northern Petroleum and Natural Gas Leases that commenced on July 24, 2008 and give us full right, title and interest in the lands, subject to the payment of a royalty to the Alberta government in the event any revenues are earned from the lands. As of December 31, 2009, the Company has incurred costs of $184,634 associated with the purchase of the leases. Subsequent to December 31, 2009, we sold our interest in this property.

Normandville Oil Sands, Peace River, Alberta

As of December 31, 2009, we had a 100% working interest in 1,792 hectares of mineral leases in the Normandville Area of northwest Alberta which cover Sections 1 to 4, 9, 11, 14 in Twp 78, Rge 22 W5M that were acquired at an Alberta Crown land sale in August, 2006 for total consideration of $249,980. The leases comprise the oil sands rights from below the top of the lower Cretaceous Peace River Group to the base of the lower Cretaceous Bluesky - Bullhead Group. As of December 31, 2009, the Company has incurred rental charges of $6,272 on maintaining the related leases. Subsequent to December 31, 2009, we sold our interest in this property.

Saskatchewan Property

Effective January 15, 2010, we entered into debt settlement agreements whereby we issued an aggregate of 374,448,910 shares of common stock, at a deemed price of $0.001 per share (1,248,163 shares at a deemed price of $0.30 per share on a post March 24, 2010 reverse split basis) in settlement of certain debt obligations. As part of the settlement, we received a 50% working interest in an exploration oil and gas property in Saskatchewan, Canada. We are reviewing how best to advance this property.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency in the United States. We have filed a reserves assessment and evaluation with certain Canadian securities regulators pursuant to applicable rules in Canada.

Production

During our year ended December 31, 2009, the only producing property that we owned was the Eight Mile Property, which we disposed of as of October 30, 2009 as described above. The Eight Mile Property had gas production since fiscal 2008.

Year	Average Sales Price Per Unit Of Gas Produced	Average Production Cost Per Unit Of Gas Production
2009	$3.63	$2.78
2008	$ 7.82	$ 2.97

Productive Wells and Acreage

The following tables set forth our leasehold interest in productive oil wells, as of December 31, 2009:

Area	Gross (1)	Net (2)
Alberta	0	0
British Columbia	0	0
USA(3)	0	0
Total:	0	0
(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	At December 31, 2009, the Company had a 5% interest in two cased potential oil wells in the United States.

The following tables set forth our leasehold interest in productive gas wells, as of December 31, 2009:

Area	Gross (1)	Net (2)
Alberta	0	0
British Columbia	0	0
USA	0	0
Total:	0	0
(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

The following table sets forth the amounts of our net and gross productive wells and acreage(1) as of December 31, 2009:
Area	Gross (2)	Net (3)
Alberta	0	0
British Columbia	0	0
USA	0	0
Total:	0	0
(1)	Consists of acres spaced or assignable to productive wells.
(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(3)

A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2009:

Area	Undeveloped Acreage(1)
	Gross	Net
Alberta	2,560	2,560
USA	640	32
Total:	3,200	2,592
(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of December 31, 2009:

	Exploratory Wells			Development Wells
Area	Dry	Cased	Productive	Dry	Productive

Alberta	0	0	0	0	0
USA	0	5	0	0	0
Total	0	5(1)	0	0	0

(1) Five of these wells were drilled and cased during 2007, four of these wells were drilled and cased in 2008.

Present Activities

The Company is evaluating both its Canadian and U.S. properties. In addition the Company is evaluating several international blue-sky possible acquisitions.

Office Properties

We maintain an office at Suite 1220, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8. Our telephone number in Vancouver is (604) 685-0076 and our fax number is (604) 685-0078. This office space consists of three offices and a conference room comprising approximately 1,044 square feet. We entered into an assignment of lease with Patch Energy Inc. effective January 1, 2007, in which Patch agreed to assign the lease to us. The lease is for a term of 4 years commencing February 1, 2007 and expiring January 31, 2011. The monthly lease payments in the first two years were approximately $3,700, or $44,400 per year, and $3,900, or $46,800 per year, in years 3 and 4.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

ITEM 3.      LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.      (REMOVED AND RESERVED)

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006. From June 20, 2006 to July 25, 2007 shares of our common stock were quoted on the OTC Bulletin Board under the symbol "STOI", from July 26, 2007 to December 11, 2008 under the symbol "PRPL", and from December 12, 2008 to March 25, 2010 under the symbol "PKPL". In connection with our March 24, 2010 reverse stock split, since March 26, 2010 shares of our common stock have been quoted on the OTC Bulletin Board under the symbol "PKPLD". However, "D" in this symbol (which signifies a stock split) will be removed 20 business days from March 26, 2010. Shares of our common stock have also been listed on the Frankfurt Stock Exchange since August 13, 2007 under the symbol "3P2".

The range of high and low bid information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information has been adjusted to reflect forward stock splits of 8 for 1 and 1.5 for 1 completed in July 2007, a 10:1 forward stock split completed in August 2009 and a 1 for 300 reverse stock split completed in March 2010.

2009	High Bid	Low Bid
4th Quarter	$0.81	$0.30
3rd Quarter	$3.30	$0.45
2nd Quarter	$0.90	$0.15
1st Quarter	$1.05	$0.15
2008
4th Quarter	$1.80	$0.45
3rd Quarter	$8.40	$1.50
2nd Quarter	$7.20	$2.25
1st Quarter	$7.80	$2.46

Holders

The number of record holders of our common stock, $0.00001 par value, as of April 12, 2010 was approximately 120.

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

Equity Compensation Plans

On October 11, 2007 we adopted our 2007 Stock Option Plan, which allowed for the issuance of options to purchase up to 200,000 shares of our common stock. A copy of our 2007 Stock Option Plan was filed with our Annual Report on Form 10-KSB for the year ended December 31, 2007. On June 24, 2009, we amended our 2007 Stock Option Plan to allow for the issuance of options to purchase up to 216,667 shares of our common stock. The following table provides a summary of the number of stock options outstanding as at December 31, 2009 under our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	46,665	$1.20	6,666

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2009 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009	November 23, 2009

During the year ended December 31, 2009, we did not issue any securities without registration under the Securities Act which were not reported in the Quarterly Report on Form 10-Q described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2009 and 2008 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2009 and 2008, which are included in this annual report, and the related notes to the financial statements, as well as "Item 1 - Business." This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Our Plan of Operations

Overview

Our Plan of Operations for the next 12 months is to develop the land and perform seismic operations on our Farmout Lands property at an estimated expense of $500,000. Further, we expect to spend approximately $150,000 in the next 12 months in office and general expenses, as well as approximately $300,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at December 31, 2009, we had cash of $4,414 and a working capital deficit of $349,012. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations - Years Ended December 31, 2009 and 2008

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Audited)	(Audited)
Oil and Gas Revenue	$348,359	$1,175,990
Direct Costs
Depletion	425,264	795,417
Operating expenses	251,155	817,402
Expenses
Office and general	140,654	257,322
Depreciation	1,218	884
Exploration expenses	-	308,534
Foreign exchange gain (loss)	15,068	7,896
Professional fees	142,218	310,317
Consulting	314,699	635,040
Investor relations	14,793	434,359
Management fees	66,000	224,771
Travel	2,767	60,382
Stock-based compensation	109,806	310,444
Other Items
Interest revenue	23,473	3,636
Gain on sale of oil and gas properties	381,166	-
Loss on disposal of properties	-	(53,869)
Write-off oil and gas costs	(1,075,363)	(1,849,284)
Loss on write-down of promissory note	-	(254,997)
Net Loss	$(1,806,007)	$(5,195,292)

Oil and Gas Revenue

Our oil and gas revenue for the year ended December 31, 2009 was $348,359, compared to $1,175,990 for 2008. This revenue is offset by direct costs of $425,264 in depletion and $251,155 in operating expenses for the year ended December 31, 2009, compared to $795,417 in depletion and $871,402 in operating expenses for 2008.

Office and General Expenses

Our office and general expenses decreased to $140,654 for the year ended December 31, 2009 from $257,322 for 2008 primarily as a result of our decreased operations between these periods.

Exploration Expenses

In the year ended December 31, 2009, we incurred exploration expenses of $nil, compared to $308,354 in 2008, relating to our properties.

Professional Fees

Our professional fees decreased to $142,218 for the year ended December 31, 2009 from $310,317 for 2008.

Consulting Expenses

Our consulting expenses decreased to $314,699 for the year ended December 31, 2009 from $635,040 for 2008 as a result of our decreased operations.

Investor Relations Expenses

Our investor relations expense for the year ended December 31, 2009 decreased to $14,793 compared to $434,359 for 2008.

Management Fees

Our management fees decreased to $66,000 for the year ended December 31, 2009 from $224,771 for 2008.

Travel Expenses

Our travel expenses decreased to $2,767 for the year ended December 31, 2009 from $60,382 for 2008.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $109,806 for the year ended December 31, 2009 from $310,444 for 2008 as a result of decreased stock-based compensation to our consultants.

Net Loss

As a result of the above, our net loss before other items and taxes for the year ended December 31, 2009 was $1,135,283, compared to $3,040,778 for 2008. Our comprehensive loss for the year ended December

31, 2009 was $1,760,969, compared to $5,116,287 for 2008. The reason for this decrease in our comprehensive loss is primarily due to our decreased operations between these two periods as well as our gain on the sale of oil and gas properties.

Liquidity and Capital Resources
	As at December 31, 2009 (Audited)	As at December 31, 2008 (Audited)
Cash	$4,414	$41,574
Working capital (deficit)	(349,012)	(526,642)
Total assets	65,373	1,955,795
Total liabilities	361,406	683,665
Shareholders' equity	(296,033)	1,272,130

We anticipate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at December 31, 2009, we had cash of $4,414 and a working capital deficit of $349,012. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2009 decreased to $124,775 from $1,301,846 in 2008, primarily as a result of our recording of an impairment of oil and gas of $1,075,363 for the year ended December 31, 2009 as compared to $1,849,284 for 2008.

Cash Used In Investing Activities

Net cash used in investing activities in the year ended December 31, 2009 was $40,423, compared to $767,559 in 2008. These represent primarily investments in our oil and gas properties.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended December 31, 2009, we received cash of $92,436 as a result of proceeds from the sale of our capital stock, compared to $1,914,483 in 2008.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company's working interest in operated capital expenditure programs on which operator's fees have been charged equivalent to standard industry operating agreements. At December 31, 2009, the Company has not capitalized any interest, general or administrative costs.

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

The capitalized costs less accumulated depletion and depreciation in each cost centre are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centres is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centres less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and deprecation.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). The Company does not have any significant asset retirement obligations.

Long-lived assets

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

The Company follows the current rate method of translation with respect to its US subsidiary. Accordingly, assets and liabilities are translated into US dollars at the period-end exchange rated while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders' equity as accumulated other comprehensive income.

Revenue recognition

The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718 "Compensation - Stock Compensation". ASC 718 requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2009 and 2008 and for the each of the three years in the period ended December 31, 2009, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

David Johnson, our principal executive officer, and Tom Mayenknecht, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Management (under the supervision and with the participation of our principal executive officer and principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Current Office with Park Place Energy Corp.	Director Since
David Johnson Calgary, Alberta	27	President, Chief Executive Officer and Director	June 13, 2008
Tom Mayenknecht Vancouver, British Columbia	50	Corporate Secretary, Treasurer and Director	June 27, 2008

The following is a description of the business background of the directors, director nominees and executive officers of our company.

David Johnson was appointed to our board on June 13, 2008. Prior to his appointment, in the past five years he was licensed with the British Columbia Securities Commission while employed with Odlum Brown Limited, a financial services firm (2005 - 2006). He also consulted to both private as well as public companies (2007 - 2008), namely Park Place Energy Corp., Great Northern Oil Sands, Riverside Resources and Vertical Towers Inc. The Board of Directors has concluded that Mr. Johnson should serve as a director given his experience with private and public companies, particularly those involved in the resources field.

Tom Mayenknecht was appointed to our board on June 27, 2008. Prior to his appointment he has in the past five years served two marketing communications practices: M2 Strategies (2004-2005) and Emblematica Brand Builders (2006 to present). As a principal in Emblematica, Mayenknecht develops brand-based communications and business development strategies for clients in the private, public and not-for-profit sectors. He is also an established public speaker and media trainer, having trained more than 150 Canadian Olympians on media and presentation techniques. Mr. Mayenknecht also hosts The Sport Market on TEAM 1040, a weekly sport business radio show on Western Canada's largest all-sports radio station. The Board of Directors has concluded that Mr. Mayenknecht should serve as a director given his business experience and communication skills.

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

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.  Engaging in any type of business practice; or

iii.  Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.  Any Federal or State securities or commodities law or regulation; or

ii.  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

ii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2009	No. of Late Reports During the Fiscal Year Ended December 31, 2008
David Johnson	Two	One
Tom Mayenknecht	Zero	One

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Park Place Energy Corp., at Suite 1220 - 666 Burrard St, Vancouver, BC, V6C 2X8.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a) the person(s) serving as our company's principal executive officer during the year ended December 31, 2009;

(b) each of our company's two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2009, and whose total compensation exceeds $100,000 per; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2009;

(individually a "Named Executive Officer" and collectively the "Named Executive Officers") are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation Compen-sation ($)	Total ($)
Eric M. Leslie(2) Former President & CEO	2009 2008	N/A 89,250	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A 89,250
David Standnyk(3) Former Chairman	2009 2008	66,000 150,000	- -	- -	25,859 N/A	- -	- -	- -	91,859 150,000
David Johnson President & CEO(4)	2009 2008	83,999 71,440	- -	- -	25,425 12,820	- -	- -	- -	109,424 84,260
Tom Mayenknecht Secretary & Treasurer(5)	2009 2008	- 11,000	- -	- -	2,368 12,820	- -	- -	- -	2,368 23,820

Notes

(1) This column represents the grant date fair value of stock options granted.

(2) Mr. Leslie resigned as our President and Chief Executive Officer on June 12, 2008.

(3) Mr. Stadnyk resigned as our Chairman on May 13, 2008.

(4) Mr. Johnson was appointed President and CEO on June 12, 2008.

(5) Mr. Mayenknecht was appointed Secretary and Treasurer on June 27, 2008.

Outstanding Equity Awards as of December 31, 2009

The following table summarizes the outstanding equity awards as of December 31, 2009 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Johnson	11,666	-	-	0.30	6/24/11	-	-	-	-
	10,000	-	-	0.30	12/28/14	-	-	-	-
Tom Mayenknecht	6,666	-	-	0.30	6/19/10	-	-	-	-
	3,333	-	-	0.30	6/24/11	-	-	-	-

Compensation of Directors

All compensation of our directors is disclosed under "Executive Compensation", above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts or related arrangements with our executive officers.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2010 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 3,938,174 shares of common stock outstanding as of April 12, 2010.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following April 12, 2010, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

As of April 12, 2010
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)
Tom Mayenknecht Secretary, Treasurer and Director	0	0*
David Johnson President, Chief Executive Officer and Director	198,903(4)	5.05*
Directors and Executive Officers as a Group (Two Persons)	198,903(5)	5.05*

* Less than 1%.

Notes

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of common shares actually outstanding on April 12, 2010.

(2)   The address of the executive officers and directors is c/o Park Place Energy Corp., Suite 1220 - 666 Burrard St, Vancouver, BC, V6C 2X8.

(3)   Includes options to acquire up to 30,000 shares of common stock exercisable within 60 days.

(4)   Includes 30,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, since the beginning of our last two fiscal years, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

The Company paid or accrued consulting fees of $66,000 (December 31, 2008 - $150,000) to the former Chairman and to the former President & CEO of the Company. Also included in due to related parties as of December 31, 2009 is $41,548 (December 31, 2008 - $41,088) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued consulting fees of $Nil (2008 - $89,250) to a company controlled by the former President & CEO of the Company.

The Company paid or accrued consulting fees of $83,990 (2008 - $82,440) to a director of the Company. Also included in due to related parties is $33,963 (2008 - $4,938) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Included in due to related parties as of December 31, 2009 is $Nil (2008 - $6,400) payable to a Company with common directors. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Compensatory Arrangements

Other than compensatory arrangements described under "Executive Compensation," we have no other transactions, directly or indirectly, with our promoters, directors, senior officers or principal stockholders, which have materially affected or will materially affect us.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Davidson & Company LLP to serve as our independent auditors for the years ended December 31, 2009 and December 31, 2008. We have not retained the services of any other independent auditors. Davidson & Company LLP performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2009 and December 31, 2008:

Audit Fees

2009	2008
$46,500	$51,500

Audit Related Fees

2009	2008
None	None

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

Tax Fees

2009	2008
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2009	2008
None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company's independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Davidson & Company LLP. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Davidson & Company LLP. which are not encompassed by the audit committee's annual pre-approval and are not prohibited by law.

PART IV

ITEM 15.      EXHIBITS
Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Park Place Energy Corp. 2007 Stock Option Plan, as amended June 2009(10)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)

10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
14.1	Code of Ethics (4)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(10)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009
(10)	Filed herewith

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Park Place Energy Corp. and subsidiaries
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. (an Exploration Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from inception on May 4, 2006 to December 31, 2009. Park Place Energy Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Place Energy Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from inception on May 4, 2006 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2010

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
AS AT DECEMBER 31
	2009	2008

ASSETS

Current
Cash	$ 4,414	$ 41,574
Receivables	4,042	91,473
Prepaid expenses	3,938	23,976

Total current assets	12,394	157,023

Fixed assets
Property and equipment, net	2,979	2,530

Exploration advance	-	20,000

Oil and gas properties (Note 3)	50,000	1,776,242

Total assets	$ 65,373	$ 1,955,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 249,053	$ 596,239
Loan payable (Note 4)	35,000	35,000
Due to related parties (Note 7)	77,353	52,426

Total current liabilities	361,406	683,665

Stockholders' equity
Common stock (Note 5)
Authorized
40,000,000 par value $0.00001
Issued and outstanding
2,293,844 common shares (December 31, 2008 - 2,138,844)	688	642
Additional paid-in capital (Note 5)	11,069,932	10,867,736
Accumulated other comprehensive income	229,444	193,842
Deficit accumulated during the exploration stage	(11,596,097)	(9,790,090)

Total stockholders' equity	(296,033)	1,272,130

Total liabilities and stockholders' equity	$ 65,373	$ 1,955,795

Nature and continuance of operations (Note 1)
Subsequent events (Note 11)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
	Cumulative Amounts From Inception May 4, 2006 to December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008

REVENUE
Oil and gas	$ 1,619,047	$ 348,359	$ 1,175,990

DIRECT COSTS
Depletion	1,235,574	425,264	795,417
Operating expenses	1,140,050	251,155	871,402

	(756,577)	(328,060)	(490,829)
EXPENSES
Office and general	630,146	140,654	257,322
Depreciation	2,535	1,218	884
Exploration expenses	308,534	-	308,534
Foreign exchange loss	116,199	15,068	7,896
Professional fees	793,884	142,218	310,317
Consulting	1,539,460	314,699	635,040
Investor relations	863,261	14,793	434,359
Management fees	631,638	66,000	224,771
Travel	166,351	2,767	60,382
Stock-based compensation (Note 5)	1,944,954	109,806	310,444

	(6,996,962)	(807,223)	(2,549,949)

Loss before other items and income taxes	(7,753,539)	(1,135,283)	(3,040,778)

OTHER ITEMS
Interest and other revenue	42,349	23,473	3,636
Gain on sale of oil and gas properties	381,166	381,166	-
Loss on sale of disposal of properties	(53,869)	-	(53,869)
Loss on write-down of promissory note	(254,997)	-	(254,997)
Write off oil and gas costs and exploration advances	(4,207,118)	(1,075,363)	(1,849,284)

Loss before income tax	(11,846,008)	(1,806,007)	(5,195,292)

Future income tax recovery	291,060	-	-

Net loss for the period	(11,554,948)	(1,806,007)	(5,195,292)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	238,880	45,038	79,005

COMPREHENSIVE LOSS	$ (11,316,068)	$ (1,760,969)	$ (5,116,287)

Basic and diluted loss per share		$ (0.82)	$ (2.79)

Weighted average number of shares outstanding - basic and diluted		2,205,578	1,862,162

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(An Exploration Stage Company)
(Expressed in Canadian Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total

May 4, 2006	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock	193,387	1,592,010	-	-	-	1,592,010
Net loss	-	-	-	-	(218,442)	(218,442)

December 31, 2006	193,387	$ 1,592,010	$ -	$ -	$ (218,442)	$ 1,373,568
Issuance of common stock	106,467	1,492,000	-	-	-	1,492,000
Recapitalization	2,048,260	(2,792,659)	2,792,658	-	(26,121)	(26,122)
Renunciation of flow- through shares	-	(291,060)	-	-	-	(291,060)
Common stock surrender for cancellation	(1,500,000)	(37)	23	-	(15,028)	(15,042)
Issuance of common stock	173,333	52	2,553,148	-	-	2,553,200
Issuance of common stock	46,740	14	688,465	-	-	688,479
Issuance of common stock in settlement of debt	25,157	8	399,992	-	-	400,000
Issuance of common stock for consulting agreement	6,667	2	139,443	-	-	139,445
Stock-based compensation	-	-	1,524,704	-	-	1,524,704
Share issuance costs	-	-	(166,070)	-	-	(166,070)
Cumulative translation adjustment	-	-	-	114,837	-	114,837
Net loss	-	-	-	-	(4,335,207)	(4,335,207)

December 31, 2007	1,100,011	$ 330	$ 7,932,363	$ 114,837	$(4,594,798)	$ 3,452,732
Issuance of common stock for cash	784,071	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	71,429	21	149,979	-	-	150,000
Issuance of common stock for consulting	183,333	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	2,138,844	$ 642	$ 10,867,736	$ 193,842	$(9,790,090)	$ 1,272,130
Issuance of common stock for cash	155,000	46	92,390	-	-	92,436
Cumulative translation adjustment	-	-	-	35,602	-	35,602
Stock-based compensation	-	-	109,806	-	-	109,806
Net loss	-	-	-	-	(1,806,007)	(1,806,007)
December 31, 2009	2,293,844	$ 688	$ 11,069,932	$ 229,444	$(11,596,097)	$ 296,033

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars)
	Cumulative Amounts From Inception May 4, 2006 to December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Loss for the period	$ (11,554,948)	$ (1,806,007)	$ (5,195,292)
Depreciation	2,535	1,218	884
Stock-based compensation	1,944,954	109,806	310,444
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,924,647	1,075,363	1,849,284
Gain on sale of oil and gas interest	(381,166)	(381,166)	-
Consulting fees paid by issuance of common stock	376,049	-	295,033
Investor relation fees paid by issuance of common stock	324,155	-	265,725
Depletion	1,235,574	425,264	795,417
Future income tax recovery	(291,060)	-	-

Changes in non-cash working capital items:
Decrease (increase) in receivables	(4,042)	87,431	(69,536)
Decrease (increase) in prepaid expenses	(3,938)	20,038	23,910
Increase in accounts payable and accrued liabilities	896,804	318,351	480,543
Increase (decrease) in due to related parties	68,698	24,927	(58,258)

Net cash used in operating activities	(4,449,208)	(124,775)	(1,301,846)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,741,761)	(38,756)	(727,559)
Exploration advances	(233,361)	-	-
Loan payable	(572,000)	-	(40,000)
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(5,514)	(1,667)	-

Net cash used in investing activities	(4,552,316)	(40,423)	(767,559)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,166,522	92,436	1,914,483
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,776,494	92,436	1,914,483

Effect of foreign exchange on cash	229,444	35,602	79,005

Change in cash during the period	4,414	(37,160)	(75,917)

Cash position, beginning of period	-	41,574	117,491

Cash position, end of period	$ 4,414	$ 4,414	$ 41,574

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2009

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

On July 6, 2007, the Company affected a forward split of its shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock. At the same time, the Company merged with a wholly-owned subsidiary, Park Place Energy Corp. which incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and the name of the Company was then changed to Park Place Energy Corp. On July 23, 2007, the Company effected a forward split of its shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock. Pursuant to the terms of the Business Combination Agreement, the Company issued to each shareholder of record of Park Place Energy Inc. at the time of the acquisition one share of our common stock for every two shares they held of Park Place Energy Inc. On August 31, 2009, the Company affected a forward split of its shares of common stock on a one old share for ten new shares basis on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock. Subsequent to December 31, 2009, the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares. All references to number of shares outstanding, earnings per share, stock options and warrants have been adjusted to reflect the above mentioned stock splits.

On July 30, 2007, the Company acquired Park Place Energy Inc. which was renamed to Park Place Energy (Canada) Inc. ("Park Place Canada") on September 14, 2007. The business of the Company is now the acquisition and exploration of oil and gas properties. Park Place Energy Corp. held exploration interests in a property in Tennessee, USA. Park Place Canada holds the exploration interests in three properties in the provinces of British Columbia and Alberta, in Canada. For accounting purposes, the merger was treated as a recapitalization with Park Place Energy Inc. being the accounting acquirer and the go-forward financial statements reflect the history of Park Place Energy Inc. from its inception on May 4, 2006. The fiscal year-end of Park Place Energy Corp. was changed to December 31 from September 30.

On November 22, 2007 a new private company, Park Place Energy (International) Inc. ("Park Place International") was incorporated under the laws of British Columbia, Canada. This company is a wholly owned subsidiary of Park Place Energy Corp.

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $11,596,097 as of December 31, 2009. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("US GAAP"), and are expressed in Canadian dollars. The Company has not produced significant revenue from its principal business and is an Exploration stage company as defined by ASC 915, "Development Stage Entities". The Company's fiscal year end is December 31.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Canada (from July 30, 2007) which is incorporated under the laws of British Columbia, Canada; Park Place International (from November 22, 2007) which is incorporated under the laws of British Columbia, Canada and 0794403 B.C. Ltd., a Company incorporated under the laws of British Columbia, Canada. All intercompany transactions and balances have been eliminated upon consolidation.

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company's working interest in operated capital expenditure programs on which operator's fees have been charged equivalent to standard industry operating agreements. At December 31, 2009, the Company has not capitalized any interest, general or administrative costs.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
DECEMBER 31, 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Oil and gas properties (cont'd...)

The capitalized costs less accumulated depletion and depreciation in each cost centre are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties.  The total capitalized costs less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centres is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centres less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and deprecation.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets.  The Company also records a corresponding asset which is amortized over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). The Company does not have any significant asset retirement obligations.

Accumulated other comprehensive income

Accumulated other comprehensive income consists of net income or loss and other related gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income or loss.  At December 31, 2009, accumulated other comprehensive loss consists of cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Long-lived assets

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

The Company follows the current rate method of translation with respect to its US subsidiary.  Accordingly, assets and liabilities are translated into US dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period.  Related exchange gains and losses are included in a separate component of stockholders' equity as accumulated other comprehensive income.

Revenue recognition

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

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718 "Compensation - Stock Compensation". ASC 718 requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

 In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices.  The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

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

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont`d...)

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

3.     OIL AND GAS PROPERTIES

 As at
December 31,
2009

 As at
December 31,
2008

OIL AND GAS INTERESTS

Proven Properties

Canada

$ -

$ 681,142

USA

-

-

Total Proven Properties

$ -

$ 681,142

Unproven Properties

Canada

$ 50,000

$ 624,756

USA

-

470.344

Total Unproved Properties

$ 50,000

$ 1,095,100

Total Proven and Unproved Properties

$ 50,000

$ 1,776,242

On October 30, 2009, the Company sold all interests in its proven Canadian properties in consideration for $457,295, which will be paid by the purchaser to certain creditors of the Company as outlined in the purchase and sale agreement.

During the year ended December 31, 2009, the Company wrote off certain costs relating to proven and unproven properties in the amount of $1,055,363, and an exploration advance relating to the proven property sold during the year in the amount of $20,000 to operations.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

3.     OIL AND GAS PROPERTIES (cont'd...)

 The full cost ceiling test results as of December 31, 2008 resulted in no impairment of evaluated oil and gas properties.  The future prices used in the December 31, 2008 ceiling test area are as follows:

 Oil
($/bdl)

2009

$ 57.50

2010

66.67

2011

71.13

2012

80.10

2013

$ 85.00

4.     LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan in to common shares of the Company.

The Company converted $150,000 out of a total $225,000 to 71,429 units at a price of $2.10 per unit on March 3, 2008.  Each unit consisted of one common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $3.00 per share in the first year and at an exercise price of $4.50 per share in the second year.  During the year ended December 31, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000.

5.     COMMON STOCK

On July 6, 2007 the Company implemented a stock split of its common stock by issuing eight new shares for every one old share.  Effective July 23, 2007 the Company implemented a further a stock split of its common stock by issuing one and a half new shares for every old share. On August 31, 2009, the Company affected a forward split of its shares of common stock on a one (1) old share for ten (10) new shares on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock. Subsequent to December 31, 2009, the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock splits.

On February 14, 2008, the Company issued 147,857 units at a price of US$2.10 for gross proceeds of US$310,500.  Each unit contained one share of common stock and one warrant exercisable at US$3.00 during the first year and US$4.50 in the second year.

On February 26, 2008, the Company issued 25,000 shares of common stock for consulting services at a value of US$3.00 per share.

On March 3, 2008, the Company issued 284,548 units at a price of US$2.10 for gross proceeds of US$597,550.  Each unit contained one share of common stock and one warrant exercisable at US$3.00 during the first year and US$6.00 in the second year.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

5.     COMMON STOCK (cont'd...)

On March 6, 2008, the Company issued 71,429 units at a price of US$2.10 to the holder's of the loan payable as outlined in Note 4. Each unit contained one share of common stock and one warrant exercisable at US$3.00 during the first year and US$4.50 during the second year.

In April, 2008, the Company issued 300,000 units at a price of US$3.00 per unit for gross proceeds of US$900,000.  Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase a common share up to one year at a price of US$6.00. The Company paid a Finder's Fee of $45,000 and issued Finder's Warrants with a fair value of $27,986 to acquire 15,000 common shares of the Company at US$3.00 for one year.

On June 20, 2008, the Company issued 80,000 shares of common stock for consulting services at a value of US$2.70 per share.

On July 3, 2008, the Company issued 49,167 shares of common stock at a price of US$3.00 for gross proceeds of US$147,500 and 2,500 shares of common stock at a price of US$4.50 for gross proceeds of US$11,250.

On September 8, 2008, the Company issued 20,000 shares of common stock for consulting services at a value of US$3.75 per share.

On September 8, 2008, the Company issued 58,333 shares of common stock for consulting   services at a value of US$3.00 per share.

On July 2, 2009, the Company issued 33,330 shares of common stock at a price of US$0.30 for gross proceeds of US$10,000.

On July 16, 2009, the Company issued 44,334 shares of common stock at a price of US$0.60 for gross proceeds of US$26,600.

On July 27, 2009, the Company issued 15,834 shares of common stock at a price of US$0.60 for gross proceeds of US$9,500.

On August 13, 2009, the Company issued 10,918 shares of common stock at a price of US$0.60 for gross proceeds of US$6,550.

On August 18, 2009, the Company issued 50,584 shares of common stock at a price of US$0.60 for gross proceeds of US$30,350.

Stock options

The Company adopted an official incentive stock option plan as at October 11, 2007 whereby the total number of authorized options to be granted is up to a total of 200,000 Common Shares.  Under the plan the exercise price of each option shall not be less than the market price of the Company's stock as calculated immediately preceding the day of the grant.  The vesting schedule for each option shall be specified by the Company at the time of grant.

 On June 24, 2009 the Company amended the stock option plan to increase common shares approved to 216,667.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

5.     COMMON STOCK (cont'd...)

As at December 31, 2009, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

 Number
of Options

 Exercise
Price
(US$)

Expiry Date

8,333

4.50

May 15, 2010

3,333

0.60

February 11, 2010

(Subsequently Expired)

3,333

0.60

February 21, 2010

(Subsequently Expired)

6,666

0.30

June 19, 2010

15,000

0.30

June 24, 2011

10,000

0.30

December 28, 2014

Balance as December 31, 2009

46,665

 Stock option transactions are summarized as follows:

 December 31,
2009

 December 31,
2008

 Number of
Options

 Weighted
Average
Exercise
Price
(US$)

 Number of
Options

 Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

54,666

$ 4.20

105,333

$ 22.50

Granted

130,333

3.00

81,333

3.30

Exercised

(121,667)

3.00

(51,667)

3.00

Expired / cancelled

(16,667)

1.50

(80,333)

3.90

Balance, end of year

46,665

$ 1.20

54,666

$ 4.20

Options exercisable, end of year

46,665

$ 1.20

54,666

$ 4.20

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

5.     COMMON STOCK (cont'd...)

During the year ended December 31, 2009 the Company granted options to purchase 130,333 shares of common stock (2008 - 81,333). Stock-based compensation of $109,806 (2008- $310,444) was recorded relating to stock options vesting during the year. The weighted average fair value of the options granted during the year is $3.00 (2008 - $3.30) per option.

The aggregate intrinsic value for the options vested as of December 31, 2009 is approximately $Nil (2008 - $Nil) and for total options outstanding is approximately $Nil (2008 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted year ended December 31:

2009

2008

Risk-free interest rate

2.55%

3.29%

Expected life of options

2.00 years

1.98 years

Annualized volatility

261.16%

143.61%

Dividend rate

0.00%

0.00%

Warrants

As at December 31, 2009, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

 Number
of Warrants

 Exercise
Price
(US$)

Expiry Date

147,857

4.50

February 13, 2010

(Subsequently Expired)

284,548

4.50

February 28, 2010

(Subsequently Expired)

71,429

4.50

March 3, 2010

(Subsequently Expired)

33,333

0.60

July 2, 2011

Balance as December 31, 2009

537,167

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

5.     COMMON STOCK (cont'd...)

Warrants (cont'd...)

Warrants transactions are summarized as follows:

 December 31,
2009

 December 31,
2008

 Number of
Warrants

 Weighted
Average
Exercise
Price
(US$)

 Number of
Warrants

 Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

1,064,064

$ 0.90

245,231

$ 22.50

Granted

33,333

0.60

818,833

3.90

Expired / cancelled

(560,230)

12.30

-

-

Balance, end of year

537,167

$ 4.20

1,064,064

$ 0.90

6.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

 Cumulative
Amounts from
Inception
on May 2,
2006
to
December 31,
2009

 Year
Ended
December 31,
2009

 Year
Ended
 December 31,
2008

Cash paid during the period for interest

$ -

$ -

$ -

Cash paid during the period for income taxes

$ -

$ -

$ -

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

6.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont`d...)

Significant non-cash transactions during the year ended December 31, 2008 included:

(a)  The Company issued 71,429 shares of common stock at a price of $2.10 per share for payment of an outstanding payable in the amount of $150,000.

(b)  The Company issued 183,333 shares of common stock for consulting services of US$541,000.

Significant non-cash transactions during the year ended December 31, 2009 include:

(a)  The sale of the Company' interest in its proven Canadian properties for $457,295 as disclosed in note 3.

(b)  The Company assigned certain oil and gas interests in its proved properties to the operator in exchange for the settlement of an outstanding amount  owed to the operator in the amount of $208,242

7.     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 the Company entered into the following transactions with related parties:

The Company paid or accrued management fees of $66,000 (December 31, 2008 - $150,000) to the former Chairman and to the former President  & CEO of the Company.  Also included in due to related parties as of December 31, 2009 is $39,489 (December 31, 2008 - $41,088) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company.  The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued consulting fees of $83,990 (December 31, 2008 - $82,440) to a director of the Company.  Also included in due to related parties is $33,963 (December 31, 2008 - $4,938) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Included in due to related parties is $3,900 (December 31, 2008 -$6,400) payable to a company with common directors. The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

8.     SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

December 31, 2009

December 31, 2008

Oil and gas properties

Canada

$ 50,000

$ 1,305,898

United States

-

470,344

$ 50,000

$ 1,776,242

 All of the Company's oil and gas revenues are in Canada.

 PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

9.     INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

 December 31,
2009

 December 31,
2008

Loss before income tax recovery

$ (1,806,007)

$ (5,195,292)

Expected income tax recovery at statutory rates

$ 614,042

$ 1,766,339

Non-deductible expenses

(429,419)

(105,852)

Deductible items

26,887

16,016

Unrecognized benefit of non-capital losses and resource expenditures

(211,510)

(1,676,563)

Total income tax recovery

$ -

$ -

The significant components of the Company's future tax assets are as follows:

2009

2008

Future tax assets

Loss carry towards

$ 2,324,700

$ 2,113,200

Oil and gas property and related exploration expenditures

1,935,300

1,335,200

Share issue costs

36,800

52,800

Capital assets

300

400

4,297,100

3,501,600

Less: valuation allowances

(4,297,100)

(3,501,600)

Net future tax assets

$ -

$ -

The Company has available for deduction against future taxable income non-capital losses of approximately $6,837,000. These losses, if not utilized, will expire commencing in 2029. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years. Future tax benefits which may arise as a result of these non-capital losses and resource deductions have not been recognized in these financial statements and have been offset by a valuation allowance.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2009

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

11.      SUBSEQUENT EVENTS

We evaluated subsequent events through April 5, 2010. The following occurred subsequent to December 31, 2009, but prior to filing this annual report on Form 10-K:

On January 15, 2010, the Company issued 21,667 common shares at a price of US$0.30 for gross proceeds of US$6,500.

On January 25, 2010, the Company issued 8,424 common shares at a price of US$0.45 for gross proceeds of US$3,791.

On January 28, 2010 the Company issued a total of 1,248,163 common shares at price of US$0.30 per share for a total amount of US$374,449 in satisfaction of outstanding accounts payable. As part of the settlement, the Company received a 50% working interest in an oil and gas exploration property in Saskatchewan.

On January 25, 2010 the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance under the Plan from 21,667 common shares to 533,333 common shares.

On February 16, 2010, the Company issued 6,576 common shares at a price of US$0.45 for gross proceeds of US$2,959 and 21,786 of common shares at a price of US$0.51 for gross proceeds of US$11,111.

On February 16, 2010, the Company issued 187,857 common shares at a price of US$0.21 for gross proceeds of US$39,450.

Subsequent to December 31, 2009, the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares.

Subsequent to December 31, 2009, the Company sold all of its oil and gas properties located in Alberta for consideration of $50,000.

On March 11, 2010, the Company issued 150,000 common shares at a price of US$0.30 for gross proceeds of US$45,000 in satisfaction of outstanding accounts payable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:     /s/ David Johnson

          David Johnson

          President, Chief Executive Officer and a Director

          Date: April 15, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ David Johnson

          David Johnson

          President, Chief Executive Officer and a Director

          Date: April 15, 2010

By:     /s/ Tom Mayenknecht

          Tom Mayenknecht

          Secretary, Treasurer and a Director

          Date: April 15, 2010