Form 10-Q
period 2010-03-31
Park Place Energy Corp.
filed 2010-05-17
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  3,938,174 shares of common stock as of May 14, 2010.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2010

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

(Unaudited)

March 31,
2010

December 31, 2009

ASSETS

Current

Cash

$ 952

$ 4,414

Receivables

8,601

4,042

Prepaid expenses

7,364

3,938

Total current assets

16,917

12,394

Fixed assets

Property and equipment, net

2,680

2,979

Exploration advance

36,895

-

Oil and gas properties (Note 3)

209,855

50,000

Total assets

$ 266,347

$ 65,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities

$ 143,630

$ 249,053

Loan payable (Note 4)

-

35,000

Due to related parties (Note 7)

26,414

77,353

Total current liabilities

170,044

361,406

Stockholders' equity

Common stock (Note 5)

Authorized

40,000,000 par value $0.0003

Issued and outstanding

3,938,318 common shares (December 31, 2009 - 2,293,844)

1,209

688

Additional paid-in capital (Note 5)

11,743,081

11,069,932

Accumulated other comprehensive income

222,623

229,444

Deficit accumulated during the exploration stage

(11,870,610)

(11,596,097)

Total stockholders' equity

96,303

(296,033)

Total liabilities and stockholders' equity

$ 266,347

$ 65,373

Nature and continuance of operations (Note 1)

Subsequent events (Note 10)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

(Unaudited)

 Cumulative
Amounts
From Inception
May 4, 2006 to
March 31,
2010

Three Months
Ended
March 31,
2010

Three Months
Ended
March 31,
2009

REVENUE

Oil and gas

$1,619,047

$ -

$166,406

DIRECT COSTS

Depletion

1,235,574

-

158,786

Operating expenses

1,140,050

-

71,105

(756,577)

-

(63,485)

EXPENSES

Office and general

654,607

24,461

30,130

Depreciation

2,834

299

304

Exploration expenses

308,534

-

-

Foreign exchange loss

118,435

2,236

(6,544)

Professional fees

813,931

20,047

12,687

Consulting

1,623,336

83,876

88,282

Investor relations

867,546

4,285

1,389

Management fees

631,638

-

30,000

Travel

166,351

-

-

Stock-based compensation (Note 5)

2,107,954

163,000

-

(7,295,166)

(298,204)

(156,248)

Loss before other items and income taxes

(8,051,743)

(298,204)

(219,733)

OTHER ITEMS

Interest and other revenue

66,040

23,691

3,600

Gain on sale of oil and gas properties

381,166

-

-

Loss on sale of disposal of properties

(53,869)

-

-

Loss on write-down of promissory note

(254,997)

-

-

Write off oil and gas costs and exploration advances

(4,207,118)

-

(179,802)

Loss before income tax

(12,120,521)

(274,513)

(395,935)

Future income tax recovery

291,060

-

-

Net loss for the period

(11,829,461)

(274,513)

(395,935)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment

235,787

(3,093)

(1,336)

COMPREHENSIVE LOSS

$(11,593,674)

$ (277,606)

$(397,271)

Basic and diluted loss per share

$(0.08)

$(0.19)

 Weighted average number of shares outstanding -
basic and diluted

3,314,467

2,138,845

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

December 31, 2007

1,100,011

$ 330

$7,932,363

$114,837

$(4,594,798)

$3,452,732

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

$10,867,736

$193,842

$(9,790,090)

$1,272,130

 Issuance of common
stock for cash

155,000

46

92,390

-

-

92,436

 Cumulative translation
adjustment

-

-

-

35,602

-

35,602

Stock-based compensation

-

-

109,806

-

-

109,806

Net loss

-

-

-

-

(1,806,007)

(1,806,007)

December 31, 2009

2,293,844

$ 688

$11,069,932

$229,444

$(11,596,097)

$(296,033)

 Issuance of common stock
for cash

246,310

77

66,806

-

-

66,883

 Issuance of common stock
in settlement of debt

1,398,163

444

443,343

-

-

443,787

Stock-based compensation

-

-

163,000

-

-

163,000

 Cumulative translation
adjustment

-

-

-

(6,821)

-

(6,821)

Net loss

-

-

-

-

(274,513)

(274,513)

March 31, 2010

3,938,318

$1,209

$11,743,081

$222,623

$(11,870,610)

$96,303

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

 Cumulative
Amounts
From Inception
May 4, 2006 to
March 31,
2010

Three Months
Ended March 31,
2010

 Three Months
Ended March 31,
2009

CASH FLOW FROM OPERATING ACTIVITIES

Loss for the period

$(11,829,461)

$(274,513)

$ (395,935)

Depreciation

2,834

299

304

Stock-based compensation

2,107,954

163,000

-

Interest accrued on notes payable

12,530

-

-

Impairment of oil and gas

2,924,647

-

179,802

Gain on sale of oil and gas interest

(381,166)

-

-

       Debt paid by issuance of common
stock

376,049

-

-

       Investor relation fees paid by issuance of
common stock

324,155

-

-

Depletion

1,235,574

-

158,786

Future income tax recovery

(291,060)

-

-

Changes in non-cash working capital items:

Decrease (increase) in receivables

(8,384)

(4,342)

35,496

Decrease (increase) in prepaid expenses

(7,201)

(3,263)

6,448

       Decrease (increase) in accounts payable and
accrued liabilities

1,033,056

136,252

(189,568)

Increase (decrease) in due to related parties

20,185

(48,513)

(34,371)

Net cash used in operating activities

(4,480,288)

(31,080)

(239,038)

CASH FLOW FROM INVESTING ACTIVITIES

Oil and gas interests

(3,741,761)

-

208,243

Mineral properties

-

-

-

Exploration advances

(269,533)

(36,172)

-

Loan payable

(572,000)

-

-

Cash acquired through recapitalization

320

-

-

Acquisition of property and equipment

(5,514)

-

(1,666)

Net cash used in investing activities

(4,588,488)

(36,172)

(206,577)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of capital stock

8,233,405

66,883

-

Proceeds from loans

625,000

-

-

Repurchase of common stock

(15,028)

-

-

Net cash provided by financing activities

8,843,377

66,883

-

Effect of foreign exchange on cash

226,351

(3,093)

(1,336)

Change in cash during the period

952

(3,462)

(33,797)

Cash position, beginning of period

-

4,414

41,574

Cash position, end of period

$ 952

$ 952

$ 7,777

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

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

On July 6, 2007, the Company affected a forward split of its shares of common stock on the basis of eight new shares of common stock for each one share of common stock outstanding on that date and increased the authorized share capital from 100,000,000 shares of common stock to 800,000,000 shares of common stock.  At the same time, the Company merged with a wholly-owned subsidiary, Park Place Energy Corp. which incorporated under the laws of the State of Nevada in contemplation of the acquisition of all of the issued and outstanding shares of Park Place Energy Inc. and the name of the Company was then changed to Park Place Energy Corp.  On July 23, 2007, the Company effected a forward split of its shares of common stock on the basis of one and one-half new shares of common stock for each one share of common stock outstanding on that date and increased authorized share capital from 800,000,000 shares of common stock to 1,200,000,000 shares of common stock. Pursuant to the terms of the Business Combination Agreement, the Company issued to each shareholder of record of Park Place Energy Inc. at the time of the acquisition one share of our common stock for every two shares they held of Park Place Energy Inc. On August 31, 2009, the Company affected a forward split of its shares of common stock on a one old share for ten new shares basis on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock. On March 24, 2010, the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares. All references to number of shares outstanding, earnings per share, stock options and warrants have been adjusted to reflect the above mentioned stock splits.

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

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities.  In addition, the Company has an accumulated deficit of $11,743,081 as of March 31, 2010.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

1.          NATURE AND CONTINUANCE OF OPERATIONS (cont'd...)

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

MARCH 31, 2010

(Unaudited)

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

3.           OIL AND GAS PROPERTIES

As at
March 31,
2010

As at
December 31,
2009

OIL AND GAS INTERESTS

Proven Properties

Canada

$ -

$ -

USA

-

-

Total Proven Properties

$ -

$ -

Unproven Properties

Canada

$ 209,855

$ 50,000

USA

-

-

Total Unproved Properties

$ 209,855

$ 50,000

Total Proven and Unproved Properties

$ 209,855

$ 50,000

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

3.           OIL AND GAS PROPERTIES (cont'd...)

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

On January 28, 2010, the Company bought a 50% interest in a Canadian property for consideration of $159,855 (US$150,000), which was paid by the issuing 500,000 common shares of the Company.

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

The Company converted $150,000 out of a total $225,000 to 71,429 units at a price of $2.10 per unit on March 3, 2008.  Each unit consisted of one common stock of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $3.00 per share in the first year and at an exercise price of $4.50 per share in the second year.  During the year ended December 31, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000. On January 28, 2010, the Company issued 125,982 common shares at price of US$0.30 per share in satisfaction of outstanding debt.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

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

MARCH 31, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

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

On January 25, 2010 the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance under the Plan from 216,667 common shares to 533,333 common shares.

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

On March 24, 2010 the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares.

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

MARCH 31, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

Stock options (cont'd...)

On June 24, 2009 the Company amended the stock option plan to increase common shares approved to 216,667.

On January 25, 2010 the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance under the Plan from 216,667 common shares to 533,333 common shares.

As at March 31, 2010, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

Number
of Options

Exercise
Price
(US$)

Expiry Date

8,333

4.50

May 15, 2010

294,880

0.51

January 25, 2012

Balance as March 31, 2010

303,213

 Stock option transactions are summarized as follows:

March 31,
2010

December 31,
2009

Number of
Options

Weighted
Average
Exercise
Price
(US$)

Number of
Options

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

46,665

$ 1.20

54,666

$4.20

Granted

331,667

0.51

130,333

3.00

Exercised

(58,453)

0.42

(121,667)

3.00

Expired / cancelled

(16,666)

0 .42

(16,667)

1.50

Balance, end of year

303,213

$ 0.62

46,665

$1.20

Options exercisable, end of year

303,213

$ 0.62

46,665

$1.20

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

Stock options (cont'd...)

During the three month period ended March 31, 2010 the Company granted options to purchase 331,667 shares of common stock (2009 - $Nil). The weighted average fair value of the options granted during the three month period ended  March 31, 2010 is $0.62 (2009 - $Nil) per option.

The aggregate intrinsic value for the options vested as of March 31, 2010 is approximately $Nil (2009 - $Nil) and for total options outstanding is approximately $Nil (2009 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the noted tree month period ended March 31:

2010

2009

Risk-free interest rate

2.48%

2.55%

Expected life of options

2.00 years

2.00 years

Annualized volatility

245.84%

261.16%

Dividend rate

0.00%

0.00%

Warrants

As at March 31, 2010, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

Number
of Warrants

Exercise
Price
(US$)

Expiry Date

187,857

0.26

January 16, 2012

33,333

0.60

July 2, 2011

Balance as March 31, 2010

221,190

0.22

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

Warrants (cont'd...)

Warrants transactions are summarized as follows:

March 31,
2010

December 31,
2009

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

537,167

$ 4.20

1,064,064

$0.90

Granted

187,857

0.26

Expired / cancelled

(503,834)

4.50

(560,230)

12.30

Balance, end of year

221,190

$ 0.31

537,167

$4.20

6.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from Inception
on May 2,
2006
to
March 31,
2010

Three Months
Ended
March 31,
2010

Year
Ended
 December 31,
2009

Cash paid during the period for interest

$ -

$ -

$ -

Cash paid during the period for income taxes

$ -

$ -

$ -

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

6.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont`d...)

Significant non-cash transaction during the three month period ended March 31, 2010 includes:

The Company issued 1,248,163 shares of common stock at a price of $0.30 per share for payment of  outstanding payables in the amount of $374,449.

7.           RELATED PARTY TRANSACTIONS

During the year ended March 31, 2010 the Company entered into the following transactions with related parties:

The Company paid or accrued consulting fees of $18,250 (March 31, 2009 - $35,480) to a directors of the Company.  Also included in due to related parties is $Nil (March 31, 2009 - $4,938) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

8.           SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

March 31,
2010

December
31, 2009

Oil and gas properties

Canada

$209,855

$50,000

United States

-

-

$209,855

$50,000

All of the Company's oil and gas revenues are in Canada.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

MARCH 31, 2010

(Unaudited)

9.           FINANCIAL INSTRUMENTS

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

10.         SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company sold all of its oil and gas properties located in Alberta for consideration of $50,000.

Subsequent to March 31, 2010, the Company assigned one-half of its 50% working interest in an exploration oil and gas property in Saskatchewan, Canada to a third party for consideration of CDN$75,000, which shall be satisfied by such party issuing to the Company 750,000 common shares at a deemed price of CDN$0.10 per share.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

Recent Events

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

Pursuant to an Assignment Agreement dated May 11, 2010, the Company assigned one-half of its 50% working interest in this property to Canadian Rigger Energy Inc. for consideration of CDN$75,000, which shall be satisfied by Canadian Rigger issuing to the Company 750,000 common shares of Canadian Rigger at a deemed price of CDN$0.10 per share.

Plan of Operations

Overview

Our Plan of Operations for the next 12 months is to develop the land and perform seismic operations on our Farmout Lands property at an estimated expense of $500,000. Further, we expect to spend approximately $150,000 in the next 12 months in office and general expenses, as well as approximately $300,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at March 31, 2010, we had cash of $952 and a working capital deficit of $153,127. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to March 31, 2010 as well as for the three month periods ended March 31, 2010 and 2009.

Cumulative
Amounts
From Inception
May 4, 2006 to
March 31, 2010

Three Months
Ended
March 31, 2010

Three Months
Ended
March 31, 2009

REVENUE

Oil and gas

$1,619,047

$-

$166,406

DIRECT COSTS

Depletion

1,235,574

-

158,786

Operating expenses

1,140,050

-

71,105

(756,577)

-

(63,485)

EXPENSES

Office and general

654,607

24,461

30,130

Depreciation

2,834

299

304

Exploration expenses

308,534

-

-

Foreign exchange gain (loss)

118,435

2,236

(6,544)

Professional fees

813,931

20,047

12,687

Consulting

1,623,336

83,876

88,282

Investor relations

867,546

4,285

1,389

Management fees

631,638

-

30,000

Travel

166,351

-

-

Stock-based compensation

2,107,954

163,000

-

(7,295,166)

(298,204)

(156,248)

Loss before other items and income taxes

(8,051,743)

(298,204)

(219,733)

OTHER ITEMS

Interest and other revenue

66,040

23,691

3,600

Gain on sale of oil and gas properties

381,166

-

-

Loss on sale of disposal of properties

(53,869)

-

-

Loss on write-down of promissory note

(254,997)

-

-

Write off oil and gas costs

(4,207,118)

-

(179,802)

Loss before income tax

(12,120,521)

(274,513)

(395,935)

Future income tax recovery

291,060

-

-

Net loss for the period

(11,829,461)

(274,513)

(395,935)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment

235,787

(3,093)

(1,336)

COMPREHENSIVE LOSS

$ (11,593,674)

$ (277,606)

$ (397,271)

Revenue

Our oil and gas revenue for the three months ended March 31, 2010 was $nil, compared to $166,406 for the three months ended March 31, 2009. This revenue is offset by direct costs of $nil in depletion and $nil in operating expenses for the three months ended March 31, 2010, compared to $158,786 in depletion and $71,105 in operating expenses for the three months ended March 31, 2009.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $24,461 for the three months ended March 31, 2010 from $30,130 for the three months ended March 31, 2009.

Professional Fees

Our professional fees increased to $20,047 for the three months ended March 31, 2010 from $12,687 for the three months ended March 31, 2009.

Consulting Expenses

Our consulting expenses increased to $83,876 for the three months ended March 31, 2010 from $88,282 for the three months ended March 31, 2009.

Investor Relations Expenses

Our investor relations expense for the three months ended March 31, 2010 increased to $4,285 compared to $1,389 for the three months ended March 31, 2009.

Management Fees

Our management fees decreased to $nil for the three months ended March 31, 2010 from $30,000 for the three months ended March 31, 2009 as a result of a change of directors.

Stock-Based Compensation Expenses

Our stock-based compensation expenses increased to$163,000 for the three months ended March 31, 2010 from $nil for the three months ended March 31, 2009 because stock-based compensation was provided to our consultants during the three months ended March 31, 2010.

Loss

Our net loss before other items and taxes for the three months ended March 31, 2010 was $298,204, compared to $219,733 for the three months ended March 31, 2009. Our comprehensive loss for the three months ended March 31, 2010 was $277,606, compared to $397,271 for the three months ended March 31, 2009.

Liquidity and Capital Resources

 As at
March 31, 2010
(Unaudited)

 As at
December 31, 2009
(Audited)

Cash

$952

$4,414

Working capital (deficit)

(153,127)

(349,012)

Total assets

266,347

65,373

Total liabilities

170,044

361,406

Shareholders' equity

96,303

(296,033)

We anticipate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at March 31, 2010, we had cash of $952 and a working capital deficit of $153,127. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2010 decreased to $31,080 from $239,038 in the three months ended March 31, 2009.

Cash Flow from Investing Activities

Net cash from investing activities in the three months ended March 31, 2010 was $36,172, compared to $206,577 used in investing activities in the three months ended March 31, 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended March 31, 2010, we received cash of $66,883, compared to $nil in the three months ended March 31, 2009 as a result of proceeds from the sale of our capital stock.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 (under the supervision and with the participation of our principal executive officer and our principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our company's disclosure controls and procedures were effective as of March 31, 2010.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2010 we issued 21,667 common shares at a price of US$0.30 for gross proceeds of US$6,500.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

On January 25, 2010, the Company issued 8,424 common shares at a price of US$0.45 for gross proceeds of US$3,791.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

On January 28, 2010 we issued a total of 1,248,163 common shares at price of US$0.30 per share for a total amount of US$374,449 in satisfaction of outstanding accounts payable. As part of the settlement, we received a 50% working interest in an oil and gas exploration property in Saskatchewan.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

On February 16, 2010, we issued 6,576 common shares at a price of US$0.45 for gross proceeds of US$2,959 and 21,786 of common shares at a price of US$0.51 for gross proceeds of US$11,111.  These issuances were exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

On February 16, 2010, we issued 187,857 common shares at a price of US$0.21 for gross proceeds of US$39,450.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

On March 11, 2010, we issued 150,000 common shares at a price of US$0.30 for gross proceeds of US$45,000 in satisfaction of outstanding accounts payable.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             (Removed and Reserved)

Not applicable.

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

Notice of Assignment(9)

14.1

Code of Ethics (4)

Subsidiaries of the Small Business Issuer

21.1

Subsidiaries of Small Business Issuer:

Name of Subsidiary

Jurisdiction of Incorporation

Park Place Energy (Canada) Inc.

British Columbia

Park Place Energy (International) Inc.

British Columbia

Certifications

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(11)

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(11)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

Notes

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

(8)

Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.

(9)

Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.

(10)

Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.

(11)

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

              Date: May 17, 2010

By:        /s/ Tom Mayenknecht

              Tom Mayenknecht

              Secretary, Treasurer and a Director

               (Principal Financial Officer)

              Date: May 17, 2010