Form 10-Q
period 2010-06-30
Park Place Energy Corp.
filed 2010-08-16
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  3,938,174 shares of common stock as of August 12, 2010.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

(Unaudited)

 June 30,
2010

December 31, 2009

ASSETS

Current

Cash

$ 478

$ 4,414

Receivables

6,553

4,042

Prepaid expenses

5,622

3,938

Total current assets

12,653

12,394

Fixed assets

Property and equipment, net

8,569

2,979

Investments (Note 3)

75,000

-

Exploration advance

37,952

-

Oil and gas properties (Note 3)

82,260

50,000

Total assets

$216,434

$65,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities

$159,704

$249,053

Loan payable (Note 4)

-

35,000

Due to related parties (Note 7)

-

77,353

Total current liabilities

159,704

361,406

Stockholders' equity

Common stock (Note 5)

Authorized

40,000,000 par value $0.0003

Issued and outstanding

3,938,318 common shares (December 31, 2009 - 2,293,844)

1,209

688

Additional paid-in capital (Note 5)

11,754,355

11,069,932

Accumulated other comprehensive income

217,248

229,444

Subscription received

58,667

-

Deficit accumulated during the exploration stage

(11,974,749)

(11,596,097)

Total stockholders' equity

56,730

(296,033)

Total liabilities and stockholders' equity

$216,434

$65,373

Nature and continuance of operations (Note 1)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT AND COMPREHENSIVE LOSS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

(Unaudited)

 Cumulative
Amounts
From Inception
May 4, 2006 to
June 30,
2010

Three Months
Ended
June 30,
2010

Three Months
Ended
June 30,
2009

Six Months
Ended
June 30,
2010

Six Months
Ended
June 30,
2009

REVENUE

Oil and gas

$1,619,047

$ -

$119,781

$ -

$286,187

DIRECT COSTS

Depletion

1,235,574

-

159,285

-

318,071

Operating expenses

1,140,050

-

107,263

-

178,368

(756,577)

-

(146,767)

-

(210,252)

EXPENSES

Office and general

677,989

23,382

72,723

47,843

102,853

Depreciation

3,133

299

303

598

608

Exploration expenses

308,534

-

-

-

-

Foreign exchange gain (loss)

118,750

315

56

2,551

(6,488)

Professional fees

883,509

69,578

39,073

89,625

51,759

Consulting

1,642,073

18,738

79,152

102,614

167,434

Investor relations

869,889

2,343

-

6,628

1,389

Management fees

631,638

-

30,000

-

60,000

Travel

174,214

7,863

2,543

7,863

2,543

Stock-based compensation

2,107,954

-

-

163,000

-

(7,417,684)

(122,518)

(223,850)

(420,722)

(380,098)

Loss before other items and income taxes

(8,174,261)

(122,518)

(370,617)

(420,722)

(590,350)

OTHER ITEMS

Interest and other revenue

84,419

18,379

3,681

42,070

7,281

Gain on sale of oil and gas properties

381,166

-

-

-

-

Loss on sale of disposal of properties

(53,869)

-

-

-

-

Loss on write-down of promissory note

(254,997)

-

-

-

-

Write off oil and gas costs

(4,207,118)

-

-

-

(179,802)

Loss before income tax

(12,224,660)

(104,139)

(366,936)

(378,652)

(762,871)

Future income tax recovery

291,060

-

-

-

-

Net loss for the period

(11,933,600)

(104,139)

(366,936)

(378,652)

(762,871)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment

226,684

(9,103)

5,625

(12,196)

4,289

COMPREHENSIVE LOSS

$(11,706,916)

$(113,242)

$(361,311)

$ (390,848)

$(758,582)

Basic and diluted loss per share

$

$(0.03)

$(0.17)

$(0.11)

$(0.36)

 Weighted average number of shares outstanding -
basic and diluted

_______

3,938,317

2,138,845

3,628,116

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

$330

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

$642

$10,867,736

$193,842

$(9,790,090)

$1,272,130

 Issuance of common
stock for cash

155,000

46

92,390

-

-

92,436

 Cumulative translation
adjustment

-

-

-

35,602

-

35,602

Stock-based compensation

-

-

109,806

-

-

109,806

Net loss

-

-

-

-

(1,806,007)

(1,806,007)

December 31, 2009

2,293,844

$688

$11,069,932

$229,444

$(11,596,097)

$(296,033)

 Issuance of common stock
for cash

246,310

77

66,806

-

-

66,883

 Issuance of common stock
in settlement of debt

1,398,163

444

443,343

-

-

443,787

Stock-based compensation

-

-

163,000

-

-

163,000

Subscription received

-

-

58,667

-

-

58,667

 Cumulative translation
adjustment

-

-

-

(12,196)

-

(12,196)

Warrants

-

-

11,274

-

-

11,274

Net loss

-

-

-

-

(378,652)

(378,652)

June 30, 2010

3,938,317

$1,209

$11,813,022

$217,248

$(11,974,749)

$56,730

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

 Cumulative
Amounts
From Inception
May 4, 2006 to
June 30,
2010

Six Months
Ended June 30,
2010

 Six Months
Ended June 30,
2009

CASH FLOW FROM OPERATING ACTIVITIES

Loss for the period

$ (11,933,600)

$ (378,652)

$ (762,871)

Depreciation

3,133

598

608

Stock-based compensation

2,107,954

163,000

-

Warrants issued for consulting services

11,274

11,274

-

Interest accrued on notes payable

12,530

-

-

Impairment of oil and gas

2,924,647

-

179,802

Gain on sale of oil and gas interest

(381,166)

-

-

           Debt paid by issuance of common
stock

376,049

-

-

           Investor relation fees paid by issuance of
common stock

324,155

-

-

Depletion

1,235,574

-

318,071

Future income tax recovery

(291,060)

-

-

Changes in non-cash working capital items:

Decrease (increase) in receivables

46,042

50,084

58,055

Decrease (increase) in prepaid expenses

(5,622)

(1,684)

13,639

           Decrease (increase) in accounts payable and
accrued liabilities

1,056,387

159,583

(844)

Increase (decrease) in due to related parties

(8,655)

(77,353)

(51,239)

Net cash used in operating activities

(4,522,358)

(73,150)

(244,779)

CASH FLOW FROM INVESTING ACTIVITIES

Oil and gas interests

(3,741,761)

-

203,343

Mineral properties

-

-

-

Exploration advances

(271,313)

(37,952)

-

Loan payable

(572,000)

-

-

Cash acquired through recapitalization

320

-

-

Acquisition of property and equipment

(11,702)

(6,188)

(1,665)

Net cash used in investing activities

(4,596,456)

(44,140)

201,678

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from issuance of capital stock

8,233,405

66,883

-

Subscription received

58,667

58,667

-

Proceeds from loans

625,000

-

-

Repurchase of common stock

(15,028)

-

-

Net cash provided by financing activities

8,902,044

125,550

-

Effect of foreign exchange on cash

217,248

(12,196)

4,289

Change in cash during the period

478

(3,936)

(38,812)

Cash position, beginning of period

-

4,414

41,574

Cash position, end of period

$478

$478

$2,762

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these consolidated financial statements

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

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

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities.  In addition, the Company has an accumulated deficit of $11,974,749 as of June 30, 2010.  These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

In February 2010, the FASB issued Accounting Standards Update "ASU" 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC's literature. Most of ASU 2010-09 is effective upon issuance of the update. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

JUNE 30, 2010

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

JUNE 30, 2010

(Unaudited)

3.            OIL AND GAS PROPERTIES

As at
June 30,
2010

As at
December 31,
2009

OIL AND GAS INTERESTS

Proven Properties

Canada

$ -

$ -

USA

-

-

Total Proven Properties

$ -

$ -

Unproven Properties

Canada

$ 82,260

$ 50,000

USA

-

-

Total Unproved Properties

$ 82,260

$ 50,000

Total Proven and Unproved Properties

$ 82,260

$ 50,000

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

On April 6, 2010 the Company sold all of its oil and gas properties located in Alberta for consideration of $50,000.

On May 11, 2010, the Company assigned one-half of its 50% working interest in an oil and gas exploration property in Saskatchewan,  Canada to a third party  for consideration of CDN $75,000, which was satisfied by such party issuing to the Company  750,000 common shares at a deemed price of CDN$0.10 per share.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

(Unaudited)

4.           LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan into common shares of the Company.

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

JUNE 30, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

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

JUNE 30, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

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

As at June 30, 2010, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

Number
of Options

Exercise
Price
(US$)

Expiry Date

294,880

0.51

January 25, 2012

Balance as June 30, 2010

294,880

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

Stock option transactions are summarized as follows:

June 30,
2010

December 31,
2009

Number of
Options

Weighted
Average
Exercise
Price
(US$)

Number of
Options

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

46,665

$ 1.20

54,666

$4.20

Granted

331,667

0.51

130,333

3.00

Exercised

(58,453)

0.42

(121,667)

3.00

Expired / cancelled

(24,999)

1.78

(16,667)

1.50

Balance, end of the period

294,880

$0.51

46,665

$1.20

Options exercisable, end of year

294,880

$0.51

46,665

$1.20

During the six month period ended June 30, 2010 the Company granted options to purchase 331,667 shares of common stock (2009 - $Nil). The weighted average fair value of the options granted during the six  month period ended  June 30, 2010 is $0.62 (2009 - $Nil) per option.

The aggregate intrinsic value for the options vested as of June 30, 2009 is approximately $Nil (2008 - $Nil) and for total options outstanding is approximately $Nil (2008 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the six month period ended June 30:

2010

2009

Risk-free interest rate

2.48%

2.55%

Expected life of options

2.00 years

2.00 years

Annualized volatility

245.84%

261.16%

Dividend rate

0.00%

0.00%

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

(Unaudited)

5.           COMMON STOCK (cont'd...)

Warrants

As at June 30, 2010, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

Number
of Warrants

Exercise
Price
(US$)

Expiry Date

187,857

0.26

January 16, 2012

66,666

0.30

May 19, 2012

33,333

0.60

July 2, 2011

Balance as June 30, 2010

287,856

0.31

Warrants transactions are summarized as follows:

June 30,
2010

December 31,
2009

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

537,167

$ 4.20

1,064,064

$0.90

Granted

254,523

0.27

Expired / cancelled

(503,834)

4.50

(560,230)

12.30

Balance, end of the period

287,856

$ 0.31

537,167

$4.20

Warrants granted for consulting services during the six month period ended June 30, 2010 were valued using the Black Scholes model with a risk-free rate of 1.83%, an expected life of 2 years, annualized volatility of 279.66% and a dividend rate of 0.00%.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

(Unaudited)

6.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from Inception
on May 2,
2006
to
June 30,
2010

Six Months
Ended
June 30,
2010

Year
Ended
 December 31,
2009

Cash paid during the period for interest

$ -

$ -

$ -

Cash paid during the period for income taxes

$ -

$ -

$ -

There are no significant non-cash transactions during the six month period ended June 30, 2009.

Significant non-cash transaction during the six month period ended June 30, 2010 include:

a)       The Company issued 1,398,163 shares of common stock at a price of $0.30 per share for payment of outstanding payables in the amount of $443,787.

b)       The Company assigned one-half of its 50% working interest in an exploration oil and as property in Saskatchewan,  Canada to third party  for consideration of CDN $75,000 , which was satisfied by such party issuing to the Company  750,000 common shares at a deemed price of CDN$0.10 per share.

7.           RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2010 the Company entered into the following transactions with related parties:

The Company paid or accrued consulting fees of $22,105 (June 30, 2009 - $49,895) to the directors of the Company.  Also included in due to related parties is $Nil (June 30, 2009 - $4,938) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

JUNE 30, 2010

(Unaudited)

8.           SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

June 30,
2010

December
31, 2009

Oil and gas properties

Canada

$ 80,564

$ 50,000

United States

-

-

$80,564

$50,000

All of the Company's oil and gas revenues are in Canada.

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

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

Recent Events

Effective January 15, 2010, we entered into debt settlement agreements with ten offshore investors whereby we issued an aggregate of 374,448,910 shares of common stock, at a deemed price of $0.001 per share (1,248,163 shares at a deemed price of $0.30 per share on a post March 24, 2010 reverse split basis) in settlement of certain debt obligations. As part of the settlement, the Company received a 50% working interest in an exploration oil and gas property covering 80 acres in Saskatchewan, Canada.

On May 11, 2010 the Company entered into an Assignment Agreement with Canadian Rigger Energy Inc. ("Canadian Rigger") whereby the Company assigned one-half of its 50% working interest in this property to Canadian Rigger, bringing the Company's position in the property to a 25% working interest.  The portion of the Company's working interest was sold in consideration for an aggregate of 750,000 Canadian Rigger shares at a deemed price of CAD$0.10 per share for an aggregate deemed consideration of approximately CAD$75,000.

Plan of Operations

Overview

Our Plan of Operations for the next 12 months is to develop the land and perform seismic operations on our Farmout Lands property at an estimated expense of $500,000. Further, we expect to spend approximately $150,000 in the next 12 months in office and general expenses, as well as approximately $300,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at June 30, 2010, we had cash of $478 and a working capital deficit of $147,051. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to June 30, 2010 as well as for the six month periods ended June 30, 2010 and 2009.

 Cumulative
Amounts
From Inception
May 4, 2006 to
June 30,
2010

Three Months
Ended
June 30,
2010

Three Months
Ended
June 30,
2009

Six Months
Ended
June 30,
2010

Six Months
Ended
June 30,
2009

REVENUE

Oil and gas

$1,619,047

$ -

$119,781

$ -

$286,187

DIRECT COSTS

Depletion

1,235,574

-

159,285

-

318,071

Operating expenses

1,140,050

-

107,263

-

178,368

(756,577)

-

(146,767)

-

(210,252)

EXPENSES

Office and general

677,989

23,382

72,723

47,843

102,853

Depreciation

3,133

299

303

598

608

Exploration expenses

308,534

-

-

-

-

Foreign exchange gain (loss)

118,750

315

56

2,551

(6,488)

Professional fees

883,509

69,578

39,073

89,625

51,759

Consulting

1,642,073

18,738

79,152

102,614

167,434

Investor relations

869,889

2,343

-

6,628

1,389

Management fees

631,638

-

30,000

-

60,000

Travel

174,214

7,863

2,543

7,863

2,543

Stock-based compensation

2,107,954

-

-

163,000

-

(7,417,684)

(122,518)

(223,850)

(420,722)

(380,098)

Loss before other items and income taxes

(8,174,261)

(122,518)

(370,617)

(420,722)

(590,350)

OTHER ITEMS

Interest and other revenue

84,419

18,379

3,681

42,070

7,281

Gain on sale of oil and gas properties

381,166

-

-

-

-

Loss on sale of disposal of properties

(53,869)

-

-

-

-

Loss on write-down of promissory note

(254,997)

-

-

-

-

Write off oil and gas costs

(4,207,118)

-

-

-

(179,802)

Loss before income tax

(12,224,660)

(104,139)

(366,936)

(378,652)

(762,871)

Future income tax recovery

291,060

-

-

-

-

Net loss for the period

(11,933,600)

(104,139)

(366,936)

(378,652)

(762,871)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment

226,684

(9,103)

5,625

(12,196)

4,289

COMPREHENSIVE LOSS

$(11,706,916)

$(113,242)

$(361,311)

$ (390,848)

$(758,582)

Revenue

Our oil and gas revenue for the six months ended June 30, 2010 was $nil, compared to $286,187 for the six months ended June 30, 2009. This revenue is offset by direct costs of $nil in depletion and $nil in operating expenses for the six months ended June 30, 2010, compared to $318,071 in depletion and $178,368 in operating expenses for the six months ended June 30, 2009.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $47,843 for the six months ended June 30, 2010 from $102,853 for the six months ended June 30, 2009.

Professional Fees

Our professional fees increased to $89,625 for the six months ended June 30, 2010 from $51,579 for the six months ended June 30, 2009.

Consulting Expenses

Our consulting expenses decreased to $102,614 for the six months ended June 30, 2010 from $167,434 for the six months ended June 30, 2009.

Investor Relations Expenses

Our investor relations expense for the six months ended June 30, 2010 increased to $6,628 compared to $1,389 for the six months ended June 30, 2009.

Management Fees

Our management fees decreased to $nil for the six months ended June 30, 2010 from $60,000 for the six months ended June 30, 2009 as a result of a change in directors.

Stock-Based Compensation Expenses

Our stock-based compensation expenses increased to $163,000 for the six months ended June 30, 2010 from $nil for the six months ended June 30, 2009 because stock-based compensation was provided to our consultants during the six months ended June 30, 2010.

Loss

Our net loss before other items and taxes for the six months ended June 30, 2010 was $420,722, compared to $590,350 for the six months ended June 30, 2009. Our comprehensive loss for the six months ended June 30, 2010 was $390,848, compared to $758,582 for the six months ended June 30, 2009.

Liquidity and Capital Resources

 As at
June 30, 2010
(Unaudited)

 As at
December 31, 2009
(Audited)

Cash

$478

$4,414

Working capital (deficit)

(147,051)

(349,012)

Total assets

216,434

65,373

Total liabilities

159,704

361,406

Shareholders' equity (deficiency)

56,730

(296,033)

We anticipate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at June 30, 2010, we had cash of $478 and a working capital deficit of $147,051. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2010 was $73,150, compared to $244,779 in the six months ended June 30, 2009.

Cash Flow from Investing Activities

Net cash from investing activities in the six months ended June 30, 2010 was $(44,140), compared to $201,678 used in investing activities in the six months ended June 30, 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the six months ended June 30, 2010, we received cash of $125,550, compared to $nil in the six months ended June 30, 2009 as a result of proceeds from the sale of our capital stock.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of our principal executive officer and our principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our company's disclosure controls and procedures were effective as of June 30, 2010.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Effective May 18, 2010 we issued 66,666 warrants to a corporation as settlement of any indebtedness or obligations owing to such corporation by our Company.  Each warrant is exercisable until May 19, 2012 to purchase one share of the Company's common stock at $0.30 per share.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

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

10.28

Seismic Earning Agreement dated August 19, 2009(7)

10.29

Purchase and Sale Agreement dated September 16, 2009(9)

10.30

Notice of Assignment(9)

10.31

Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)

14.1

Code of Ethics (4)

Subsidiaries of the Small Business Issuer

21.1

Subsidiaries of Small Business Issuer:

Name of Subsidiary

Jurisdiction of Incorporation

Park Place Energy (Canada) Inc.

British Columbia

Park Place Energy (International) Inc.

British Columbia

Certifications

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes

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

(11)

Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.

(12)

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

              Date: August 13, 2010

By:        /s/ Tom Mayenknecht

              Tom Mayenknecht

              Secretary, Treasurer and a Director

               (Principal Financial Officer)

              Date: August 13, 2010