Form 10-Q
period 2010-09-30
Park Place Energy Corp.
filed 2010-11-12
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,398,765 shares of common stock as of November 10, 2010.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

Current
Cash	$ 5,742	$ 4,414
Receivables	325	4,042
Prepaid expenses	6,968	3,938

Total current assets	13,035	12,394

Fixed assets
Property and equipment, net	8,288	2,979

Investments (Note 3)	79,434	-

Exploration advance	37,264	-

Oil and gas properties (Note 3)	79,104	50,000

Total assets	$217,125	$65,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$160,285	$249,053
Loan payable (Note 4)	-	35,000
Due to related parties (Note 7)	-	77,353

Total current liabilities	160,285	361,406

Stockholders' equity
Common stock (Note 5)
Authorized
40,000,000 par value $0.0003
Issued and outstanding
5,028,908 common shares (December 31, 2009 - 2,293,844)	1,546	688
Additional paid-in capital (Note 5)	11,989,758	11,069,932
Accumulated other comprehensive income	217,185	229,444
Subscription received	10,294	-
Deficit accumulated during the exploration stage	(12,161,943)	(11,596,097)

Total stockholders' equity	56,840	(296,033)

Total liabilities and stockholders' equity	$217,125	$65,373

Nature and continuance of operations (Note 1)

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)
	Cumulative Amounts From Inception May 4, 2006 to September 30, 2010	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

REVENUE
Oil and gas	$1,619,047	$ -	$91,672	$ -	$377,859

DIRECT COSTS
Depletion	1,235,574	-	155,285	-	473,356
Operating expenses	1,140,050	-	81,360	-	259,728

	(756,577)	-	(144,973)	-	(355,225)
EXPENSES
Office and general	700,010	22,021	8,570	69,864	111,423
Depreciation	3,591	458	305	1,056	913
Exploration expenses	308,534	-	-	-	-
Foreign exchange gain (loss)	118,883	133	(1,920)	2,684	(8,408)
Professional fees	888,905	5,396	38,982	95,021	90,741
Consulting	1,651,577	9,503	108,418	112,117	275,852
Investor relations	871,363	1,474	8,705	8,102	10,094
Management fees	631,638	-	3,000	-	63,000
Travel	174,551	337	224	8,200	2,767
Stock-based compensation	2,276,026	168,072	-	331,072	-

	(7,625,078)	(207,394)	(166,284)	(628,116)	(546,382)

Loss before other items and income taxes	(8,381,655)	(207,394)	(311,257)	(628,116)	(901,607)

OTHER ITEMS
Interest and other revenue	100,185	15,766	8,992	57,836	16,273
Unrealized gain on the marketable securities	4,434	4,434	-	4,434	-
Gain on sale of oil and gas properties	381,166	-	-	-	-
Loss on sale of disposal of properties	(53,869)	-	-	-	-
Loss on write-down of promissory note	(254,997)	-	-	-	-
Write off oil and gas costs	(4,207,118)	-	-	-	(179,802)

Loss before income tax	(12,411,854)	(187,194)	(302,265)	(565,846)	(1,065,136)

Future income tax recovery	291,060	-	-	-	-

Net loss for the period	(12,120,794)	(187,194)	(302,265)	(565,846)	(1,065,136)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	217,185	(63)	13,076	(12,259)	17,365

COMPREHENSIVE LOSS	$(11,903,609)	$(187,257)	$(289,189)	$ (578,105)	$(1,047,771)

Basic and diluted loss per share	$	$(0.04)	$(0.13)	$ (0.15)	$ (0.49)

Weighted average number of shares outstanding - basic and diluted		4,436,196	2,248,601	3,732,652	2,175,832

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total

December 31, 2007	1,100,011	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732

Issuance of common stock for cash	784,071	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	71,429	21	149,979	-	-	150,000
Issuance of common stock for consulting	183,333	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	2,138,844	$642	$10,867,736	$193,842	$(9,790,090)	$1,272,130

Issuance of common stock for cash	155,000	46	92,390	-	-	92,436
Cumulative translation adjustment	-	-	-	35,602	-	35,602
Stock-based compensation	-	-	109,806	-	-	109,806
Net loss	-	-	-	-	(1,806,007)	(1,806,007)

December 31, 2009	2,293,844	$688	$11,069,932	$229,444	$(11,596,097)	$(296,033)

Issuance of common stock for cash	1,336,901	414	134,137	-	-	134,551
Issuance of common stock in settlement of debt	1,398,163	444	443,343	-	-	443,787
Stock-based compensation	-	-	331,072	-	-	331,072
Subscription received	-	-	10,294	-	-	10,294
Cumulative translation adjustment	-	-	-	(12,259)	-	(12,259)
Warrants	-	-	11,274	-	-	11,274

Net loss	-	-	-	-	(565,846)	(565,846)

September 30, 2010	5,028,908	$1,546	$12,000,052	$217,185	$(12,161,943)	$56,840

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative Amounts From Inception May 4, 2006 to September 30, 2010	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Loss for the period	$ (12,120,784)	$ (565,846)	$ (1,065,136)
Depreciation	3,591	1,056	913
Stock-based compensation	2,276,026	331,072	-
Warrants issued for consulting services	11,274	11,274	-
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,924,647	-	179,802
Gain on sale of oil and gas interest	(381,166)	-	-
Debt paid by issuance of common stock	376,049	-	-
Investor relation fees paid by issuance of common stock	324,155	-	-
Depletion	1,235,574	-	473,356
Future income tax recovery	(291,060)	-	-
Unrealized gain from marketable securities	(4,434)	(4,434)	-
Changes in non-cash working capital items:
Decrease (increase) in receivables	55,426	59,468	70,543
Decrease (increase) in prepaid expenses	(6,969)	(3,030)	8,400
Decrease (increase) in accounts payable and accrued liabilities	1,056,968	160,164	57,291
Increase (decrease) in due to related parties	(8,655)	(77,353)	(44,179)

Net cash used in operating activities	(4,536,828)	(87,629)	(319,010)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,741,761)	-	196,951
Mineral properties	-	-	-
Exploration advances	(270,625)	(37,264)	-
Loan payable	(572,000)	-	-
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(11,879)	(6,365)	(1,667)

Net cash used in investing activities	(4,595,954)	(43,629)	195,284

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,301,073	134,551	83,000
Subscription received	10,294	10,294	-
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,921,339	144,845	83,000

Effect of foreign exchange on cash	217,185	(12,259)	17,365

Change in cash during the period	5,742	1,328	(23,361)

Cash position, beginning of period	-	4,414	41,574

Cash position, end of period	$5,742	$5,742	$18,213

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these consolidated financial statements

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2010
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

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $12,161,943 as of September 30, 2010. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010

 (Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

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

SEPTEMBER 30, 2010

 (Unaudited)

3.           OIL AND GAS PROPERTIES

As at
September 30,
2010

As at
December 31,
2009

OIL AND GAS INTERESTS

Proven Properties

Canada

$ -

$ -

USA

-

-

Total Proven Properties

$ -

$ -

Unproven Properties

Canada

$79,104

$50,000

USA

-

-

Total Unproved Properties

$79,104

$50,000

Total Proven and Unproved Properties

$79,104

$50,000

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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

On August 19, 2010, the Company issued 1,019,163 common shares at a price of US$0.05 for gross proceeds of US$50,958.

On August 19, 2010, the Company issued 71,428 common shares at a price of US$0.21 for gross proceeds of US$15,000.

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

As at September 30, 2010, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

Number
of Options

Exercise
Price
(US$)

Expiry Date

294,880

0.51

January 25, 2012

Balance as September 30, 2010

294,880

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2010

 (Unaudited)

5.           COMMON STOCK (cont'd...)

Stock option transactions are summarized as follows:

September 30,
2010

December 31,
2009

Number of
Options

Weighted
Average
Exercise
Price
(US$)

Number of
Options

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

46,665

$ 1.20

54,666

$4.20

Granted

331,667

0.51

130,333

3.00

Exercised

(58,453)

0.42

(121,667)

3.00

Expired / cancelled

(24,999)

1.78

(16,667)

1.50

Balance, end of the period

294,880

$0.51

46,665

$1.20

Options exercisable, end of year

294,880

$0.51

46,665

$1.20

During the nine month period ended September 30, 2010 the Company granted options to purchase 331,667 shares of common stock (2009 - $Nil). The weighted average fair value of the options granted during the nine  month period ended  September 30, 2010 is $0.62 (2009 - $Nil) per option.

The aggregate intrinsic value for the options vested as of September 30, 2009 is approximately $Nil (2008 - $Nil) and for total options outstanding is approximately $Nil (2008 - $Nil).

Options - Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the nine month period ended September 30:

2010

2009

Risk-free interest rate

2.48%

2.55%

Expected life of options

2.00 years

2.00 years

Annualized volatility

245.84%

261.16%

Dividend rate

0.00%

0.00%

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2010

 (Unaudited)

5.           COMMON STOCK (cont'd...)

Warrants

As at September 30, 2010, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

Number
of Warrants

Exercise
Price
(US$)

Expiry Date

187,857

0.26

January 16, 2012

66,666

0.30

May 19, 2012

33,333

0.60

July 2, 2011

Balance as September 30, 2010

287,856

0.31

Warrants transactions are summarized as follows:

September 30,
2010

December 31,
2009

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Number of
Warrants

Weighted
Average
Exercise
Price
(US$)

Balance, beginning of year

537,167

$ 4.20

1,064,064

$0.90

Granted

254,523

0.27

Expired / cancelled

(503,834)

4.50

(560,230)

12.30

Balance, end of the period

287,856

$ 0.31

537,167

$4.20

Warrants granted for consulting services during the nine month period ended September 30, 2010 were valued using the Black Scholes model with a risk-free rate of 1.83%, an expected life of 2 years, annualized volatility of 279.66% and a dividend rate of 0.00%.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2010

 (Unaudited)

6.          SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from Inception
on May 2,
2006
to
September 30,
2010

Nine Months
Ended
September 30,
2010

Year
Ended
 December 31,
2009

Cash paid during the period for interest

$ -

$ -

$ -

Cash paid during the period for income taxes

$ -

$ -

$ -

There are no significant non-cash transactions during the nine month period ended September 30, 2009.

Significant non-cash transaction during the nine month period ended September 30, 2010 include:

The Company issued 1,398,163 shares of common stock at a price of $0.30 per share for payment of outstanding payables in the amount of $443,787.

The Company assigned one-half of its 50% working interest in an exploration oil and gas property in Saskatchewan,  Canada to third party  for consideration of CDN $75,000 , which was satisfied by such party issuing to the Company  750,000 common shares at a deemed price of CDN$0.10 per share.

7.           RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2010 the Company entered into the following transactions with related parties:

The Company paid or accrued consulting fees of $28,133 (September 30, 2009 - $63,000) to the directors of the Company.  Also included in due to related parties is $Nil (September 30, 2009 - $8,247) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

SEPTEMBER 30, 2010

 (Unaudited)

8.           SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

September 30,
2010

December 31, 2009

Oil and gas properties

Canada

$ 79,104

$50,000

United States

-

-

$79,104

$50,000

All of the Company's oil and gas revenues are in Canada.

9.           FINANCIAL INSTRUMENTS

Financial instruments, including receivables, exploration advance, prepaids, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The company's investments are classified as held-for-trading and are marked-to-market at each reporting date with the unrealized gains or losses being recognized in net income.

Under GAAP, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy is also established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.   There are three levels of inputs that may be used to measure fair value:

          Level 1 - quoted prices in active markets for identical assets or liabilities

          Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At September 30, 2010 our cash and investments were measured using level one inputs.

10.         SUBSEQUENT EVENTS

On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas properties known as the Vranino Blocks.

On November 10, 2010, the Company issued 200,000 restricted shares at a deemed price of $0.50 per share to a consultant pursuant to the terms of a consulting agreement.

On November 10, 2010, the Company issued 170,000 restricted shares at a deemed price of $0.50 per share to a consultant pursuant to the terms of a consulting agreement.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at September 30, 2010, we had cash of $5,742 and a working capital deficit of $147,250. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to September 30, 2010 as well as for the nine month periods ended September 30, 2010 and 2009.

Cumulative
Amounts
From Inception
May 4, 2006 to
September 30,
2010

Three Months
Ended
September 30,
2010

Three Months
Ended
September 30,
2009

Nine Months
Ended
September 30,
2010

                            Nine Months
                                    Ended
                         September 30,
2009

REVENUE

Oil and gas

$1,619,047

$ -

$91,672

$ -

$377,859

DIRECT COSTS

Depletion

1,235,574

-

155,285

-

473,356

Operating expenses

1,140,050

-

81,360

-

259,728

(756,577)

-

(144,973)

-

(355,225)

EXPENSES

Office and general

700,010

22,021

8,570

69,864

111,423

Depreciation

3,591

458

305

1,056

913

Exploration expenses

308,534

-

-

-

-

Foreign exchange gain (loss)

118,883

133

(1,920)

2,684

(8,408)

Professional fees

888,905

5,396

38,982

95,021

90,741

Consulting

1,651,577

9,503

108,418

112,117

275,852

Investor relations

871,363

1,474

8,705

8,102

10,094

Management fees

631,638

-

3,000

-

63,000

Travel

174,551

337

224

8,200

2,767

Stock-based compensation

2,276,026

168,072

-

331,072

-

(7,625,078)

(207,394)

(166,284)

(628,116)

(546,382)

Loss before other items and income taxes

(8,381,655)

(207,394)

(311,257)

(628,116)

(901,607)

OTHER ITEMS

Interest and other revenue

100,185

15,766

8,992

57,836

16,273

Unrealized gain on the marketable securities

4,434

4,434

-

4,434

-

Gain on sale of oil and gas properties

381,166

-

-

-

-

Loss on sale of disposal of properties

(53,869)

-

-

-

-

Loss on write-down of promissory note

(254,997)

-

-

-

-

Write off oil and gas costs

(4,207,118)

-

-

-

(179,802)

Loss before income tax

(12,411,854)

(187,194)

(302,265)

(565,846)

(1,065,136)

Future income tax recovery

291,060

-

-

-

-

Net loss for the period

(12,120,794)

(187,194)

(302,265)

(565,846)

(1,065,136)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment

217,185

(63)

13,076

(12,259)

17,365

COMPREHENSIVE LOSS

$(11,903,609)

$(187,257)

$(289,189)

$ (578,105)

$(1,047,771)

Revenue

Our oil and gas revenue for the nine months ended September 30, 2010 was $nil, compared to $377,859 for the nine months ended September 30, 2009. This revenue is offset by direct costs of $nil in depletion and $nil in operating expenses for the nine months ended September 30, 2010, compared to $473,356 in depletion and $259,728 in operating expenses for the nine months ended September 30, 2009.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $69,864 for the nine months ended September 30, 2010 from $111,423 for the nine months ended September 30, 2009.

Professional Fees

Our professional fees increased to $95,021 for the nine months ended September 30, 2010 from $90,741 for the nine months ended September 30, 2009.

Consulting Expenses

Our consulting expenses decreased to $112,117 for the nine months ended September 30, 2010 from $275,852 for the nine months ended September 30, 2009.

Investor Relations Expenses

Our investor relations expense for the nine months ended September 30, 2010 decreased to $8,102 compared to $10,094 for the nine months ended September 30, 2009.

Management Fees

Our management fees decreased to $nil for the nine months ended September 30, 2010 from $63,000 for the nine months ended September 30, 2009 as a result of a change in directors.

Stock-Based Compensation Expenses

Our stock-based compensation expenses increased to $8,200 for the nine months ended September 30, 2010 from $nil for the nine months ended September 30, 2009 because stock-based compensation was provided to our consultants during the nine months ended September 30, 2010.

Loss

Our net loss before other items and taxes for the nine months ended September 30, 2010 was $565,846, compared to $1,065,136 for the nine months ended September 30, 2009. Our comprehensive loss for the nine months ended September 30, 2010 was $578,105, compared to $1,047,771 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

 As at
September 30, 2010
(Unaudited)

 As at
December 31, 2009
(Audited)

Cash

$5,742

$4,414

Working capital (deficit)

(147,250)

(349,012)

Total assets

217,125

65,373

Total liabilities

160,285

361,406

Shareholders' equity (deficiency)

56,840

(296,033)

We anticipate that we will require approximately $950,000 to pursue our plan of operations over the next 12 months. As at September 30, 2010, we had cash of $5,742 and a working capital deficit of $147,250. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2010 was $87,629, compared to $319,010 in the nine months ended September 30, 2009.

Cash Flow from Investing Activities

Net cash from investing activities in the nine months ended September 30, 2010 was $(43,629), compared to $195,284 used in investing activities in the nine months ended September 30, 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended September 30, 2010, we received cash of $144,845, compared to $83,000 in the nine months ended September 30, 2009 as a result of proceeds from the sale of our capital stock.

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

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

David Johnson, our principal executive and our principal financial officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of our principal executive officer and principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our company's disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 19, 2010 we issued 1,019,163 common shares pursuant to a private placement at a price of US$0.05 per share for gross proceeds of US$50,958.  The shares were issued to seven subscribers.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchasers of the shares.

Effective August 19, 2010 we issued 71,428 common shares pursuant to a private placement at a price of US$0.21 per share for gross proceeds of US$15,000.  The shares were issued to one subscriber.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser of the shares.

Effective November 10, 2010 we issued 200,000 common shares at a deemed price of $0.50 in connection with a consulting agreement.  The shares were issued to one person resident in the United States.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the consultant.

Effective November 10, 2019 we issued 170,000 common shares at a deemed price of $0.50 in connection with a consulting agreement.  The shares were issued to one person resident in the United States.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the consultant.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Not applicable.

Item 5.             Other Information

Effective August 19, 2010 we issued 1,019,163 common shares pursuant to a private placement at a price of US$0.05 per share for gross proceeds of US$50,958.  The shares were issued to seven subscribers.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchasers of the shares.

Effective August 19, 2010 we issued 71,428 common shares pursuant to a private placement at a price of US$0.21 per share for gross proceeds of US$15,000.  The shares were issued to one subscriber.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchasers of the shares.

Effective November 10, 2010 we issued 200,000 common shares at a deemed price of $0.50 in connection with a consulting agreement.  The shares were issued to one person resident in the United States.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the consultant.

Effective November 10, 2019 we issued 170,000 common shares at a deemed price of $0.50 in connection with a consulting agreement.  The shares were issued to one person resident in the United States.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the consultant.

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

Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)

14.1

Code of Ethics (4)

Subsidiaries of the Small Business Issuer

21.1

Subsidiaries of Small Business Issuer:

Name of Subsidiary

Jurisdiction of Incorporation

Park Place Energy (Canada) Inc.

British Columbia

Park Place Energy (International) Inc.

British Columbia

Certifications

31.1

Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes

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

PARK PLACE ENERGYCORP.

By:        "David Johnson"

              David Johnson

              President, Chief Executive Officer, Secretary,

              Treasurer and a Director

              (Principal Executive Officer and Principal Financial Officer)

              Date: November 12, 2010