Form 10-K
period 2010-12-31
Park Place Energy Corp.
filed 2011-04-08
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  000-51712

PARK PLACE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 1220 – 666 Burrard St Vancouver, BC	V6C 2X8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (403) 360-5375

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes

   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

  Yes

     No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes    No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer
Non-accelerated filer  (do not check if a smaller reporting company)

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes

 No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.20) on that date, was approximately $755,654.

The registrant had 5,598,908 shares of common stock outstanding as of March 30, 2011.

PARK PLACE ENERGY CORP.

Form 10-K

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

7

ITEM 1B.

UNRESOLVED STAFF COMMENTS

16

ITEM 2.

PROPERTIES

16

ITEM 3.

LEGAL PROCEEDINGS

19

ITEM 4.

(REMOVED AND RESERVED)

19

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  19

ITEM 6.

SELECTED FINANCIAL DATA

21

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  21

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

27

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE  28

ITEM 9A.

CONTROLS AND PROCEDURES

28

ITEM 9B.

OTHER INFORMATION

28

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

28

ITEM 11.

EXECUTIVE COMPENSATION

31

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  32

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  33

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

34

ITEM 15.

EXHIBITS

35

Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of oil and gas, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

•

our need for additional financing;

•

our exploration activities may not result in commercially exploitable quantities of oil and gas on our properties;

•

the risks inherent in the exploration for oil and gas such as weather, accidents, equipment failures and governmental restrictions;

•

our limited operating history;

•

our history of operating losses;

•

the potential for environmental damage;

•

our lack of insurance coverage;

•

the competitive environment in which we operate;

•

the level of government regulation, including environmental regulation;

•

changes in governmental regulation and administrative practices;

•

our dependence on key personnel;

•

conflicts of interest of our directors and officers;

•

our ability to fully implement our business plan;

•

our ability to effectively manage our growth; and

•

other regulatory, legislative and judicial developments.

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

You may read and copy all or any portion of the annual report or any other information that we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.  Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

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

Our principal business offices are located at Suite 1220 - 666 Burrard St, Vancouver, BC, Canada, V6C 2X8 and our telephone number is (604) 685-0076.

General

We are currently an exploration stage company engaged in exploring for oil and natural gas. In the projects in which we hold interests, another party typically acts as the operator of the project. With respect to the projects that we participate in, we provide to the operator funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we engage the services of consultants who have technical expertise to best represent our interests.  We currently have interests in oil and gas properties in the Canadian province of Saskatchewan and in Eastern Bulgaria. Our principal capital expenditures to date have been $4,746,552 to acquire the interests in the oil and gas properties. See “Properties” for more information about our interests.

In May 2006, we had entered into a farmout agreement in respect of a property located in the Atlee Buffalo area of Alberta, Canada pursuant to which we had agreed to pay all of the costs to drill, completed, equip, and tie in or abandon two test wells.  In June 2008, we elected to not to complete the wells drilled on the property and terminated the agreement due to a risk assessment of the property.

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

In August, 2009 our wholly owned subsidiary, Park Place Energy Inc. entered into a Seismic Earning Agreement with Fifth Avenue Diversified Inc., a private British Columbia corporation, whereby Fifth Avenue will earn an interest in certain Farmout Lands in the Gordondale Area of Alberta (the “Farmout Lands”). Under the Agreement the earning requirements stated that on or before March 31, 2010, Fifth Avenue would commence a Seismic Program and expend up to a maximum of $350,000 on such program. As Fifth Avenue elected to not commence a Seismic Program the agreement has expired.

In September, 2009 the Issuer’s wholly owned subsidiary, Park Place Energy Inc. entered into a Purchase and Sale Agreement effective September 1, 2009 with Novus Energy Inc., an Alberta corporation, whereby Novus bought the entire right, title, estate and interest in Eight Mile property in North Eastern British Columbia from our wholly owned subsidiary, Park Place Energy Inc.  As consideration Novus paid $457,295 to retire the obligations of Park Place to its creditors directly related to the Eight Mile Property.

Major 2010 Events

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

Sale of Alberta Properties

Nordegg Formation, Alberta

On April 6, 2010 we sold our 100% interest in approximately 1,280 acres of land in Alberta for total consideration of $20,000.  The leases acquired in July, 2008 were 5 Year Northern Petroleum and Natural Gas Leases.

Normandville Oil Sands, Peace River, Alberta

On April 6, 2010 we sold our 100% interest in approximately 1,792 hectares of land in Alberta for a total consideration of $30,000. The leases acquired in August, 2006 were oil sands rights from below the top of the lower Cretaceous Peace River Group to the base of the lower Cretaceous Bluesky – Bullhead Group.

Purchase and Sale of Western Saskatchewan Property

As part of the debt settlement on January 15, 2010, the issuer settled 150,000,000 shares of common stock, at a deemed price of $0.001 per share (500,000 shares at a deemed price of $0.30 per share on a post March 24, 2010 reverse split basis) for a total consideration of US$150,000 and received a 50% working interest in an exploration oil and gas property in Saskatchewan, Canada.

On May 11, 2010, the Issuer assigned one-half of its 50% working interest of its 80 acre oil and gas exploration property in Western Saskatchewan, Canada to a third party, Canadian Rigger Energy Inc. for consideration of 750,000 common shares of Canadian Rigger..

Bulgarian property

On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas in the Dobroudja Basin. The Permit is for a five year period. On October 25, 2010 an appeal against the Bulgarian Council of Ministers decision was filed with the Supreme Administrative Court of Bulgaria by Overgas Inc.

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

Employees

As of December 31, 2010, we have no employees. However, as a cost saving measure, we rely on consultants to carry out our corporate activities and to oversee our best interests in our non-operated oil and gas properties.

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

In late 2002, the Government of Canada ratified the Kyoto Protocol, an international agreement designed to manage greenhouse gas emissions and on February 16, 2005 it became effective. Other than as described in the 2005 Kyoto Plan, relatively few details regarding its implementation in Canada have been made by the federal government. Numerous uncertainties regarding details of the Kyoto Protocol’s implementation remain and there can be no assurance that future rules and regulations will not affect our ability to operate as planned.

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

ITEM 2.

PROPERTIES

Our Properties

Canadian Property

Saskatchewan Property

Effective January 15, 2010, we entered into debt settlement agreements whereby we issued an aggregate of 374,448,910 shares of common stock, at a deemed price of $0.001 per share (1,248,163 shares at a deemed price of $0.30 per share on a post March 24, 2010 reverse split basis) in settlement of certain debt obligations. As part of the settlement, we received a 50% working interest in an exploration oil and gas property in Saskatchewan, Canada.  On May 11, 2010, we assigned one-half of our 50% working interest to a third party for consideration of 750,000 shares of the acquiring company. This working interest covers 80 acres in Western Saskatchewan.

Bulgarian Property

Dobroudja Basin

On October 12, 2010, the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of crude oil and natural gas in Plot 1-11 Vranino. The permit covers approximately 98,204 acres in the Dobroudja Basin in Eastern Bulgaria and was granted after the completion of the competitive bid process. On October 25, 2010 as allowed by the competitive bid process an appeal against the Bulgarian Council of Ministers decision was filed by Overgas Inc, a competing bidder on the Vranino Block, with the Supreme Administrative Court of Bulgaria.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency in the United States. We have filed a reserves assessment and evaluation with certain Canadian securities regulators pursuant to applicable rules in Canada.

Production

During our year ended December 31, 2010, we had no producing properties. Our last producing property was the Eight Mile Property which we disposed of as of October 30, 2009 as described herein. The Eight Mile Property had gas production since fiscal 2008.

Year	Average Sales Price Per Unit Of Gas Produced	Average Production Cost Per Unit Of Gas Production
2010	N/A	N/A
2009	$3.63	$2.78
2008	$7.82	$2.97

Productive Wells and Acreage

The following tables set forth our leasehold interest in productive oil wells, as of December 31, 2010:

Area	Gross (1)	Net (2)
Saskatchewan	0	0
Bulgaria(3)	0	0
Total:	0	0
(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	The Company’s Bulgarian exploration permit is currently under contest by a competitor before the Bulgarian Supreme Administrative Court

The following tables set forth our leasehold interest in productive gas wells, as of December 31, 2010:

Area	Gross (1)	Net (2)
Saskatchewan	0	0
Bulgaria	0	0
Total:	0	0
(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

The following table sets forth the amounts of our net and gross productive wells and acreage(1) as of December 31, 2010:

Area	Gross (2)	Net (3)
Saskatchewan	0	0
Bulgaria	0	0
Total:	0	0
(1)	Consists of acres spaced or assignable to productive wells.
(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(3)

A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2010:

Area	Undeveloped Acreage(1)
	Gross	Net
Saskatchewan	80	20
Bulgaria(2)	98,204	98,204
Total:	98,284	98,224
(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

(2)	The Company’s Bulgarian exploration permit is currently under contest by a competitor before the Bulgarian Supreme Administrative Court

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of December 31, 2010:

	Exploratory Wells			Development Wells
Area	Dry	Cased	Productive	Dry	Productive

Saskatchewan	0	0	0	0	0
Bulgaria	0	0	0	0	0
Total	0	0	0	0	0

Present Activities

The Company is evaluating its Canadian property and in Bulgaria is active in the current court case before the Supreme Administrative Court regarding the permit issued to the Company in the Dobroudja Basin. In addition the Company is evaluating several international blue-sky possible acquisitions.

Office Properties

We maintain an office at Suite 1220, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8. Our telephone number in Vancouver is (604) 685-0076 and our fax number is (604) 685-0078. This office space consists of three offices and a conference room comprising approximately 1,044 square feet. We entered into an assignment of lease with Patch Energy Inc. effective January 1, 2007, in which Patch agreed to assign the lease to us. The lease was for a term of 4 years commencing February 1, 2007 and expiring January 31, 2011. The Company has extended its lease for a one year term expiring January 31, 2012. The monthly lease payments in the first two years were approximately $3,700, or $44,400 per year, and $3,900, or $46,800 per year, in years 3 and 4. The monthly lease payments for the extension covering the fifth year are approximately $4,360 or $52,320 per year.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006. From June 20, 2006 to July 25, 2007 shares of our common stock were quoted on the OTC Bulletin Board under the symbol “STOI”, from July 26, 2007 to December 11, 2008 under the symbol “PRPL”, and from December 12, 2008 to March 25, 2010 under the symbol “PKPL”.  In connection with our March 24, 2010 reverse stock split, from March 26, 2010 to April 26, 2010 under the symbol “PKPLD”.  Since April 27, 2010 shares in our common stock have traded again under the symbol “PKPL” on the OTC Bulletin Board.  Shares of our common stock have also been listed on the Frankfurt Stock Exchange since August 13, 2007 under the symbol “3P2”.

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

2009	High Bid	Low Bid
4th Quarter	$0.81	$0.30
3rd Quarter	$3.30	$0.45
2nd Quarter	$0.90	$0.15
1st Quarter	$1.05	$0.15
2010
4th Quarter	$0.60	$0.10
3rd Quarter	$0.23	$0.10
2nd Quarter	$0.28	$0.15
1st Quarter	$1.05	$0.05

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 30, 2011 was approximately 124.

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

Equity Compensation Plans

On October 11, 2007 we adopted our 2007 Stock Option Plan, which allowed for the issuance of options to purchase up to 200,000 shares of our common stock. A copy of our 2007 Stock Option Plan was filed with our Annual Report on Form 10-KSB for the year ended December 31, 2007.  On June 24, 2009, we amended our 2007 Stock Option Plan to allow for the issuance of options to purchase up to 216,667 shares of our common stock.  On January 25, 2010 the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance to 533,333. The following table provides a summary of the number of stock options outstanding as at December 31, 2009 under our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	294,881	$0.51	6,667

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2010 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010	November 12, 2010

During the year ended December 31, 2010, we did not issue any securities without registration under the Securities Act which were not reported in the Quarterly Report on Form 10-Q described above except as follows:

On November 10, 2010, the Company issued 200,000 restricted shares at a deemed price of $0.50 per share to a consultant pursuant to the terms of a consulting agreement.

On November 10, 2010, the Company issued 170,000 restricted shares at a deemed price of $0.50 per share to a consultant pursuant to the terms of a consulting agreement.

On November 29, 2010, the Company issued 200,000 common shares at a price of US$0.05 for gross proceeds of US$10,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2010 and 2009 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2010 and 2009, which are included in this annual report, and the related notes to the financial statements, as well as “Item 1 - Business.”  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Our Plan of Operations

Our initial Plan of Operations for the next 12 months is to work with the Bulgarian Ministry of Economy, Energy and Tourism, as well as negotiate with Overgas Inc. directly, to attempt to find a positive conclusion to the current court case in front of the Supreme Administrative Court of Bulgaria. If the original permit is upheld or if the Company can enter into a Joint Venture agreement with Overgas Inc., we plan to undertake an exploration program in the Dobroudja Basin. The first year program includes perforating and testing the Vranino #1 well, and procuring a seismic program of the license area which will cost approximately $350,000. While the Company awaits the outcome in Bulgaria representatives are actively seeking further domestic and international exploration opportunities either through direct acquisition or joint venture agreements. We anticipate spending approximately $150,000 in the next 12 months in office and general expenses, as well as approximately $500,000 in professional, consulting and management fees.

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at December 31, 2010, we had cash of $22 and a working capital deficit of $161,929. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations – Years Ended December 31, 2010 and 2009

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Audited)	(Audited)
Oil and Gas Revenue	$ -	$348,359
Direct Costs
Depletion	-	425,264
Operating expenses	-	251,155
Expenses
Office and general	92,445	140,654
Depreciation	1,514	1,218
Exploration expenses	-	-
Foreign exchange gain (loss)	4,987	15,068
Professional fees	126,362	142,218
Consulting	326,231	314,699
Investor relations	20,777	14,793
Management fees	-	66,000
Travel	26,368	2,767
Stock-based compensation	59,129	109,806
Other Items
Interest revenue	67,356	23,473
Gain on sale of oil and gas properties	-	381,166
Loss on disposal of properties	4,635	-
Write-off oil and gas costs	(37,558)	(1,075,363)
Gain on settlement of debt	341,777	-
Net Loss	(281,603)	$(1,806,007)

Oil and Gas Revenue

Our oil and gas revenue for the year ended December 31, 2010 was $ nil, compared to $348,359 for 2009. The company incurred no depletion or operating expenses during the year as a result of having no revenue. In the prior year, this revenue was offset by direct costs of $425,264 in depletion and $251,155 in operating expenses for 2009.

Office and General Expenses

Our office and general expenses decreased to $92,445 for the year ended December 31, 2010 from $140,654 for 2009.

Exploration Expenses

In the year ended December 31, 2010, we incurred exploration expenses of $nil, compared to $nil in 2009, relating to our properties.

Professional Fees

Our professional fees decreased to $126,362 for the year ended December 31, 2010 from $142,218 for 2009.

Consulting Expenses

Our consulting expenses increased to $326,231 for the year ended December 31, 2010 from $314,699 for 2009.

Investor Relations Expenses

Our investor relations expense for the year ended December 31, 2010 increased to $20,777 compared to $14,793 for 2009.

Management Fees

Our management fees decreased to $nil for the year ended December 31, 2010 from $66,000 for 2009.

Travel Expenses

Our travel expenses increased to $26,368 for the year ended December 31, 2010 from $2,767 for 2009.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $59,129 for the year ended December 31, 2010 from $109,806 for 2009.

Net Loss

As a result of the above, our net loss before other items and taxes for the year ended December 31, 2010 was $657,813, compared to $1,135,283 for 2009. Our comprehensive loss for the year ended December 31, 2010 was $282,567 compared to $1,760,969 for 2009.

Liquidity and Capital Resources

	As at December 31, 2010 (Audited)	As at December 31, 2009 (Audited)
Cash	$22	$4,414
Working capital (deficit)	(161,929)	(349,012)
Total assets	92,595	65,373
Total liabilities	169,835	361,406
Shareholders’ equity	(77,240)	(296,033)

We anticipate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at December 31, 2010, we had cash of $22 and a working capital deficit of $161,929. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2010 increased to $219,803 from $124,775  in 2009, primarily as a result of our recording of an impairment of oil and gas of $1,075,363 for the year ended December 31, 2009 as compared to $ nil for 2010.

Cash Used In Investing Activities

Net cash from investing activities in the year ended December 31, 2010 was $85,713, compared to net cash used of $40,423 in 2009. This cash flow is represented primarily from the sale of marketable securities amounting to $79,635.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended December 31, 2010, we received cash of $120,487 as a result of proceeds from the sale of our capital stock, compared to $92,436 in 2009.

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

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis.  Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells.  General and administrative costs are not capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.  At December 31, 2010, the Company has not capitalized any interest, general or administrative costs.

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

The Company follows the current rate method of translation with respect to its US subsidiary.  Accordingly, assets and liabilities are translated into US dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rate during the period.  Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

Revenue recognition

The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718 “Compensation – Stock Compensation”. ASC 718 requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

Recent accounting pronouncements

 In February 2010, the FASB issued Accounting Standards Update “ASU” 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature. Most of ASU 2010-09 is effective upon issuance of the update. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

 In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

 In June 2009, the FASB issued ASC 810, which revised the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810 and the adoption of this standard had no material impact on our financial statements for the year ended December 31, 2010.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010, and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company has adopted this standard on January 1, 2010, and it will have no impact on our consolidated financial statements for the year ended December 31, 2010, due to the receivables being short-term in nature and are therefore not financing receivables.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s consolidated financial statements will depend on the size and nature of future business combinations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2010 and 2009 and for the each of the two years in the period ended December 31, 2010, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

David Johnson, our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010.  Based on this evaluation, our principal executive officer has concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management (under the supervision and with the participation of our principal executive officer and principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control was effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of Residence	Age	Current Office with Park Place Energy Corp.	Director Since
David Johnson Vancouver, British Columbia	28	President, Chief Executive Officer and Director	June 13, 2008

The following is a description of the business background of the directors, director nominees and executive officers of our company.

David Johnson was appointed to our board on June 13, 2008.  Prior to his appointment, in the past five years he was licensed with the Investor Dealers Association while employed with Odlum Brown Limited, a financial services firm (2005 – 2006).  He also consulted to both private as well as public companies (2007 – 2010). The Board of Directors has concluded that Mr. Johnson should serve as a director given his experience with private and public companies, particularly those involved in the resources field.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officer.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officer.

Board Independence

None of our directors are considered independent directors under SEC rules as they are also officers of our company. We plan to add independent members to our board in the future, subject to our ability to locate and compensate such persons given our limited financial resources and the stage of our business.

Committees of the Board of Directors

Our company does not currently have any committees of our board of directors as we only have two directors, each of whom is also an officer or was an officer during the year.

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

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have received copies of such forms from our executive officers and directors.  During the fiscal year ended December 31, 2010, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2010	No. of Late Reports During the Fiscal Year Ended December 31, 2009
David Johnson	Zero	Two
Tom Mayenknecht(1)	Zero	Zero

Notes

(1)

Mr. Mayenknecht was appointed Secretary and Treasurer on June 27, 2008 and resigned on October 31, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We will provide a copy of the Code of Ethics to any person without charge, upon request.  Requests can be sent to:  Park Place Energy Corp., at Suite 1220 – 666 Burrard St, Vancouver, BC, V6C 2X8.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)

the person(s) serving as our company’s principal executive officer during the year ended December 31, 2010;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2010, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2010;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation Compen-sation ($)	Total ($)
David Johnson President & CEO(2)	2009 2010	83,999 33,768	- -	- -	25,425 3,060	- -	- -	- -	109,424 36,828
Tom Mayenknecht Secretary & Treasurer(3)	2009 2010	- 2,000	- -	- -	2,368 -	- -	- -	- -	2,368 2,000

Notes

(1)

This column represents the grant date fair value of stock options granted.

(2)

Mr. Johnson was appointed President and CEO on June 12, 2008. Mr Johnson was appointed Secretary and Treasurer on October 31, 2010.

(3)

Mr. Mayenknecht was appointed Secretary and Treasurer on June 27, 2008 and resigned on October 31, 2010.

Outstanding Equity Awards as of December 31, 2010

The following table summarizes the outstanding equity awards as of December 31, 2010 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Johnson	30,000	-	-	0.51	1/25/12	-	-	-	-
	-	-	-	-	-	-	-	-	-
Tom Mayenknecht	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

Compensation of Directors

All compensation of our directors is disclosed under “Executive Compensation”, above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts or related arrangements with our executive officers.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2011 regarding the beneficial ownership of our common stock by:

•

each person who is known by us to beneficially own more than 5% of our shares of common stock; and

•

each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 5,598,909 shares of common stock outstanding as of March 31, 2011.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 31, 2011, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of April 12, 2010
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)
Tom Mayenknecht Secretary, Treasurer and Director	0	0*
David Johnson President, Chief Executive Officer and Director	189,902(4)	3.39
Directors and Executive Officers as a Group (Two Persons)	189,902(5)	3.39

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

(2)

The address of the executive officers and directors is c/o Park Place Energy Corp., Suite 1220 – 666 Burrard St, Vancouver, BC, V6C 2X8.

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

The Company paid or accrued consulting fees of $24,000 (December 31, 2009 - $66,000) to the former Chairman and to the former President  & CEO of the Company.  Included in accounts payable as of December 31, 2010 is $16,893 (December 31, 2009 - $41,548) that is owing to the former Chairman of the Company and a company related to the former Chairman for payment of expenses on behalf of the Company.  The amount is unsecured, non-interest bearing, and has no specific terms of repayment.

The Company paid or accrued consulting fees of $ 35,768 (2009 - $ 83,990) to a directors of the Company.  Included in due to related parties is $Nil (2009 - $33,963) that is owing to a director of the Company.  The amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Davidson & Company LLP to serve as our independent auditors for the years ended December 31, 2010 and December 31, 2009.  We have not retained the services of any other independent auditors.  Davidson & Company LLP  performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2010 and December 31, 2009:

Audit Fees

2010	2009
$29,500	$46,500

Audit Related Fees

2010	2009
None	None

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

Tax Fees

2010	2009
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services  include  assistance  regarding federal,  state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2010	2009
None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor.  The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Davidson & Company LLP.  Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Davidson & Company LLP which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law.

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

PARK PLACE ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

NEXIA INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Park Place Energy Corp.

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception at May 4, 2006 to December 31, 2010. The Company’s management is responsible for these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for years then ended and for the period from inception at May 4, 2006 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of approximately $11,877,700 for the year ended December 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 29, 2011

PARK PLACE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

AS AT DECEMBER 31

	2010	2009

ASSETS

Current
Cash	$ 22	$ 4,414
Receivables	5,680	4,042
Prepaid expenses	2,204	3,938

Total current assets	7,906	12,394

Equipment, net	7,829	2,979

Oil and gas properties (Note 3)	76,860	50,000

Total assets	$ 92,595	$ 65,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$ 169,835	$ 292,443
Loan payable (Note 4)	-	35,000
Due to related parties (Note 7)	-	33,963

Total current liabilities	169,835	361,406

Stockholders' deficiency
Common stock (Note 5)
Authorized
40,000,000 par value $0.00001
Issued and outstanding
5,598,908 common shares (December 31, 2009 – 2,293,844)	56	688
Additional paid-in capital (Note 5)	11,571,924	11,069,932
Accumulated other comprehensive income	228,480	229,444
Deficit accumulated during the exploration stage	(11,877,700)	(11,596,097)

Total stockholders’ deficiency	(77,240)	(296,033)

Total liabilities and stockholders’ deficiency	$ 92,595	$ 65,373

Nature and continuance of operations (Note 1)

Subsequent event (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

	Cumulative Amounts From Inception May 4, 2006 to December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009

REVENUE
Oil and gas	$ 1,619,047	$ -	$ 348,359

DIRECT COSTS
Depletion	1,235,574	-	425,264
Operating expenses	1,140,050	-	251,155

	(756,577)	-	(328,060)
EXPENSES
Office and general	722,591	92,445	140,654
Depreciation	4,049	1,514	1,218
Exploration expenses	308,534	-	-
Foreign exchange loss	121,186	4,987	15,068
Professional fees	920,246	126,362	142,218
Consulting	1,865,691	326,231	314,699
Investor relations	884,038	20,777	14,793
Management fees	631,638	-	66,000
Travel	192,719	26,368	2,767
Stock-based compensation (Note 5)	2,004,083	59,129	109,806

	(7,654,755)	(657,813)	(807,223)

Loss before other items and income taxes	(8,411,352)	(657,813)	(1,135,283)

OTHER ITEMS
Interest and other revenue	109,705	67,356	23,473
Gain on sale of oil and gas properties	381,166	-	381,166
Gain on sale of the marketable securities	4,635	4,635	-
Loss on sale of properties	(53,869)	-	-
Loss on write-down of promissory note	(254,997)	-	-
Gain on settlement of debt (Note 5)	341,777	341,777	-
Write off oil and gas costs and exploration advances	(4,244,676)	(37,558)	(1,075,363)

Loss before income tax	(12,127,611)	(281,603)	(1,806,007)

Future income tax recovery	291,060	-	-

Net loss for the period	(11,836,551)	(281,603)	(1,806,007)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	237,916	(964)	45,038

COMPREHENSIVE LOSS	$ (11,598,635)	$ (282,567)	$ (1,760,969)

Basic and diluted loss per share		$ (0.07)	$ (0.82)

Weighted average number of shares outstanding – basic and diluted		4,190,989	2,205,578

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Exploration Stage	Total

December 31, 2007	1,100,011	$ 330	$ 7,932,363	$ 114,837	$ (4,594,798)	$ 3,452,732

Issuance of common stock for cash	784,071	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	71,429	21	149,979	-	-	150,000
Issuance of common stock for consulting	183,333	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation
adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	2,138,844	642	10,867,736	193,842	(9,790,090)	1,272,130

Issuance of common stock for cash	155,000	46	92,390	-	-	92,436
Cumulative translation
adjustment	-	-	-	35,602	-	35,602
Stock-based compensation	-	-	109,806	-	-	109,806
Net loss	-	-	-	-	(1,806,007)	(1,806,007)

December 31, 2009	2,293,844	688	11,069,932	229,444	(11,596,097)	(296,033)

Issuance of common stock for cash	1,296,311	399	120,088	-	-	120,487
Issuance of common stock in settlement of debt	1,638,754	518	125,670	-	-	126,188
Issuance of common stock for consulting	370,000	111	184,519	-	-	184,630
Stock-based compensation	-	-	59,129	-	-	59,129
Cumulative translation
adjustment	-	-	-	(964)	-	(964)
Warrants	-	-	10,926	-	-	10,926
Adjustment for par value	-	(1,660)	1,660	-	-	-
Net loss	-	-	-	-	(281,603)	(281,603)

December 31, 2010	5,598,909	$ 56	$ 11,571,924	$ 228,480	$ (11,877,700)	$ (77,240)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian Dollars)

	Cumulative Amounts From Inception May 4, 2006 to December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Loss for the period	$ (11,836,551)	$ (281,603)	$ (1,806,007)
Depreciation	4,049	1,514	1,218
Stock-based compensation	2,004,083	59,129	109,806
Warrants issued for consulting services	10,926	10,926	-
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,924,647	-	1,075,363
Gain on sale of oil and gas interest	(381,166)	-	(381,166)
Consulting fees paid by issuance of common stock	376,049	-	-
Gain on sale of marketable securities	(4,635)	(4,635)	-
Gain on settlement of debt	(341,777)	(341,777)	-
Write off of exploration advance	37,558	37,558	-
Investor relation and consulting fees paid by issuance of common stock	508,785	184,630	-
Depletion	1,235,574	-	425,264
Future income tax recovery	(291,060)	-	-

Changes in non-cash working capital items:
Decrease (increase) in receivables	(5,680)	(1,638)	87,431
Decrease (increase) in prepaid expenses	(2,244)	1,694	20,038
Decrease (increase) in accounts payable and accrued liabilities	1,014,452	114,918	318,351
Increase (decrease) in due to related parties	65,449	(519)	24,927

Net cash used in operating activities	(4,669,011)	(219,803)	(124,775)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,741,761)	-	(38,756)
Proceeds from sale of oil and gas properties	50,000	50,000	-
Proceeds from sale of marketable securities	79,635	79,635	-
Exploration advances	(270,919)	(37,558)	-
Loan payable	(572,000)	-	-
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(11,878)	(6,364)	(1,667)

Net cash used in investing activities	(4,466,603)	85,713	(40,423)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,287,009	120,487	92,436
Proceeds from loans	625,000	-	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,896,981	120,487	92,436

Effect of foreign exchange on cash	238,655	9,211	35,602

Change in cash during the period	22	(4,392)	(37,160)

Cash position, beginning of period	-	4,414	41,574

Cash position, end of period	$ 22	$ 22	$ 4,414

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

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

On July 24, 2008, the Company acquired the interest in certain 5 Year Northern Petroleum and Natural Gas Leases located in Alberta, Canada. The Company sold this interest on April 6, 2010 for consideration of $50,000.

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities.  In addition, the Company has an accumulated deficit of $11,877,700 as of December 31, 2010.  These considerations raise substantial doubt about the

Company’s ability to continue as going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

1.

NATURE AND CONTINUANCE OF OPERATIONS (cont’d…)

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financials statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in Canadian dollars.  The Company has not produced significant revenue from its principal business and is an Exploration stage company as defined by ASC 915, “Development Stage Entities”. The Company’s fiscal year end is December 31.

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

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is recognized using the declining balance method at the following annual rates:

Furniture and equipment	20%
Computer equipment	30%

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis.  Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells.  General and administrative costs are not capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.  At December 31, 2010, the Company has not capitalized any interest, general or administrative costs.

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

Accumulated other comprehensive income

Accumulated other comprehensive income consists of net income or loss and other related gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income or loss.  At December 31, 2010, accumulated other comprehensive loss consists of cumulative translation adjustments for changes in foreign currency exchange rates during the period.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basic and diluted net loss per share

Basic earnings per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings per share excludes all dilutive potential shares if their effect is anti dilutive.

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

The Company follows the current rate method of translation with respect to its US subsidiary.  Accordingly, assets and liabilities are translated into US dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period.  Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 “Compensation – Stock Compensation”. ASC 718 requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s   presentation.

Recent accounting pronouncements

In February 2010, the FASB issued Accounting Standards Update “ASU” 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature. Most of ASU 2010-09 is effective upon issuance of the update. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued ASC 810, which revised the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810 and the adoption of this standard had no material impact on our financial statements for the year ended December 31, 2010.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010, and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company has adopted this standard on January 1, 2010, and it will have no impact on our consolidated financial statements for the year ended December 31, 2010, due to the receivables being short-term in nature and are therefore not financing receivables.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s consolidated financial statements will depend on the size and nature of future business combinations.

3.

OIL AND GAS PROPERTIES

	As at December 31, 2010	As at December 31, 2009

OIL AND GAS INTERESTS

Unproven Properties
Canada	$ 76,860	$ 50,000

Total Unproved Properties	$ 76,860	$ 50,000

Total Proven and Unproved Properties	$ 76,860	$ 50,000

On October 30, 2009, the Company sold all interests in its proven Canadian properties in consideration for $457,295, which was paid by the purchaser to certain creditors of the Company as outlined in the purchase and sale agreement.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

3.

OIL AND GAS PROPERTIES (cont’d…)

During the year ended December 31, 2009, the Company wrote off certain costs relating to proven and unproven properties in the amount of $1,055,363, and an exploration advance relating to the proven property sold during 2009 in the amount of $20,000 to operations.

On January 28, 2010, the Company bought a 50% interest in an oil and gas exploration property located in Saskatchewan, Canada by issuing a US$150,000 note payable. This note payable was later settled by issuing 500,000 common shares of the Company (Note 5 and 6).

On April 6, 2010 the Company sold all of its oil and gas properties located in Alberta for consideration of $50,000.  No gain or loss was recorded on the sale.

On May 11, 2010, the Company assigned one-half of its 50% working interest in its Saskatchewan oil and gas property to a privately held exploration company. As consideration for the assignment, the Company received 750,000 shares of the private company. As the shares had no active market they were valued based on the consideration given up, US $75,000.

On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas properties known as the Vranino Blocks.

On October 25, 2010 an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to Park Place was filed with the Supreme Administrative Court of Bulgaria.

4.

LOAN PAYABLE

The Company entered into a loan agreement with an arms length third party in the amount of $225,000 on December 28, 2007. The associated Demand Promissory Note does not contain any interest and the holder has the option to convert the loan into common shares of the Company.

The Company converted $150,000 out of a total $225,000 to 71,429 units at a price of $2.10 per unit on March 3, 2008.  Each unit consisted of one common share of the Company and one share purchase warrant. Each warrant entitles the holder to purchase one share at an exercise price of $3.00 per share in the first year and at an exercise price of $4.50 per share in the second year.  During the year ended December 31, 2008, the Company repaid $40,000 reducing the amount outstanding to $35,000. On January 28, 2010, the Company issued 125,982 common shares at price of US$0.30 per share in satisfaction of outstanding debt.

5.

COMMON STOCK

On July 6, 2007 the Company implemented a stock split of its common stock by issuing eight new shares for every one old share.  Effective July 23, 2007 the Company implemented a further a stock split of its common stock by issuing one and a half new shares for every old share. On August 31, 2009, the Company affected a forward split of its shares of common stock on a one (1) old share for ten (10) new shares on that date and increased the authorized share capital from 1,200,000,000 shares of common stock to 12,000,000,000 shares of common stock. Subsequent to December 31, 2009, the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares. Except as otherwise stated to the contrary in these financial statements, all references to share and prices per shares have been adjusted to give retroactive effect to the stock splits.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

5.

COMMON STOCK (cont’d…)

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

On March 6, 2008, the Company issued 71,429 units at a price of US$2.10 to the holders of the loan payable as outlined in Note 4. Each unit contained one share of common stock and one warrant exercisable at US$3.00 during the first year and US$4.50 during the second year.

In April, 2008, the Company issued 300,000 units at a price of US$3.00 per unit for gross proceeds of US$900,000.  Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase a common share up to one year at a price of US$6.00. The Company paid a Finder’s Fee of $45,000 and issued Finder’s Warrants with a fair value of $27,986 to acquire 15,000 common shares of the Company at US$3.00 for one year.

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

DECEMBER 31, 2010

5.

COMMON STOCK (cont’d…)

On August 18, 2009, the Company issued 50,584 shares of common stock at a price of US$0.60 for gross proceeds of US$30,350.

On January 15, 2010, the Company issued 21,667 common shares at a price of US$0.30 on the exercise of options for gross proceeds of US$6,500.

On January 25, 2010, the Company issued 8,424 common shares at a price of US$0.45 on the exercise of options for gross proceeds of US$3,971.

On January 28, 2010 the Company issued a total of 1,248,163 common shares at a value of US$0.07 per share for payment of outstanding payables of $169,235 (US$154,553), loans payable of $35,000, amounts due to related parties of $34,085 (US$32,101) and a note payable of $159,270 ($US150,000).  A gain of $304,819 (US$287,078) was recorded.

On February 16, 2010, the Company issued 6,576 common shares at a price of US$0.45 and 21,786 of common shares at a price of US$0.51 on the exercise of options for gross proceeds of US$2,959 and US$11,111.

On February 16, 2010 the Company issued 187,857 shares and warrants on the close of its unit offering for gross proceeds of US $39,450.

On March 11, 2010, the Company issued 150,000 common shares at a value of US$0.06 in satisfaction of outstanding accounts payable of $46,197 (US$45,000). A gain of $ 36,958 (US$36,000) was reported as the difference in accounts payable settled and the fair market value of shares issued.

On March 24, 2010 the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis, decreasing the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares.

On August 19, 2010, the Company completed a private placement issuing 850,000 common shares at a price of US $0.05 for gross proceeds of $42,500. The Company also issued 169,163 shares for the settlement of $8,718 (US$8,458) in accounts payable. A stock based compensation expense of US $27,066 was recorded for the difference between the market value of the Company’s shares when issued and the debt settlement value.

On August 19, 2010, the Company issued 71,428 common shares at a price of US$0.21 for settlement of accounts payable of $15,460 (US$15,000).

On November 10, 2010, the Company issued 200,000 restricted shares at a price of US$0.50 per share to a consultant pursuant to the terms of a consulting agreement.

On November 10, 2010, the Company issued 170,000 restricted shares at a price of US$0.50 per share to a consultant pursuant to the terms of a consulting agreement.

On November 29, 2010, the Company issued 200,000 common shares at a price of US$0.05 for gross proceeds of US$10,000.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

5.

COMMON STOCK (cont’d…)

Stock options

The Company adopted an official incentive stock option plan as at October 11, 2007 whereby the total number of authorized options to be granted is up to a total of 200,000 Common Shares.  Under the plan the exercise price of each option shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant.  The vesting schedule for each option shall be specified by the Company at the time of grant.  The maximum term of options granted is 10 years.

On June 24, 2009 the Company amended the stock option plan to increase common shares approved to 216,667.

On January 25, 2010 the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance under the Plan from 216,667 common shares to 533,333 common shares.

As at December 31, 2010, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

	Number of Options	Exercise Price (US$)	Expiry Date

	294,881	0.51	January 25, 2012

Balance as at December 31, 2010	294,881

Stock option transactions are summarized as follows:

	December 31, 2010		December 31, 2009
	Number of Options	Weighted Average Exercise Price (US$)	Number of Options	Weighted Average Exercise Price (US$)

Balance, beginning of year	46,665	$ 1.20	54,666	$ 4.20
Granted	331,667	0.51	130,333	3.00
Exercised	(58,453)	0.42	(121,667)	3.00
Expired / cancelled	(24,998)	1.78	(16,667)	1.50

Balance, end of year	294,881	$ 0.51	46,665	$ 1.20

Options exercisable, end of year	294,881	$ 0.51	46,665	$ 1.20

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

5.

COMMON STOCK (cont’d…)

During the year ended December 31, 2010 the Company granted options to purchase 331,667 shares of common stock (2009 – 130,333). The weighted average fair value of the options granted during the year ended December 31, 2010 is $0.10 (2009 - $3.00) per option.

The aggregate intrinsic value for the options vested as of December 31, 2010 is approximately $Nil (2009 - $Nil) and for total options outstanding is approximately $Nil (2009 - $Nil).

Options – Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the year ended December 31:

	2010	2009

Risk-free interest rate	1.18%	2.55%
Expected life of options	2.00 years	2.00 years
Annualized volatility	271.77%	261.16%
Dividend rate	0.00%	0.00%

Warrants

As at December 31, 2010, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

	Number of Warrant	Exercise Price (US$)	Expiry Date

	187,857	0.26	January 16, 2012
	66,666	0.30	May 19, 2012
	33,333	0.51	July 2, 2011

Balance as at December 31, 2010	294,881	0.31

Warrants transactions are summarized as follows:

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

5.

COMMON STOCK (cont’d…)

	December 31, 2010		December 31, 2009
	Number of Warrants	Weighted Average Exercise Price (US$)	Number of Warrants	Weighted Average Exercise Price (US$)

Balance, beginning of year	537,167	$ 4.20	1,064,064	$ 0.90
Granted	254,523	0.27	33,333	0.60
Expired / cancelled	(503,834)	4.50	(560,230)	12.30

Balance, end of year	287,856	$ 0.31	537,167	$ 4.20

During the year ended December 31, 2010 the Company issued 66,666 warrants as compensation for consulting fees. These warrants were valued at $11,274 using the Black Scholes valuation method using the following assumption:

2010

Risk-free interest rate	1.83%
Expected life of warrants	2 years
Annualized volatility	279.66%
Dividend rate	0.00%

6.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative Amounts from Inception on May 4, 2006 to December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009

Cash paid during the period for interest	$ -	$ -	$ -

Cash paid during the period for income taxes	$ -	$ -	$ -

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

6.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

Significant non-cash transactions during the year ended December 31, 2009 include:

a)

The sale of the Company’s interest in its proven Canadian properties for $457,295 as disclosed in note 3.

b)

The Company assigned certain oil and gas interests in its proved properties to the operator in exchange for the settlement of an outstanding amount  owed to the operator in the amount of $208,242

Significant non-cash transactions during year ended December 31, 2010 include:

a)

The Company issued 1,638,754 shares of common stock at a value of $126,188 for payment of outstanding accounts payable of $239,610 (US$223,011), loans payable of $35,000, note payable of $159,9270 (US$150,000) and amounts due to related parties of $34,085 (US$32,101). A gain of $341,777 and stock-based compensation of $27,897 (US$27,066) was recorded as the difference between the market value of shares issued and the amount of debt settled.

b)

On May 11, 2010, the Company assigned one-half of its 50% working interest in its Saskatchewan an oil and gas property to a privately held exploration company. As consideration for the assignment, the Company received 750,000 shares of the private company. As the shares had no active market they were valued based on the consideration given up, or US $75,000.

c)

The Company issued 370,000 shares of common stock at a value of $184,630 (US$185,000) for consulting services provided.

7.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 the Company entered into the following transactions with related parties:

The Company paid or accrued consulting fees of $35,768 (2009 - $83,990) to the directors of the Company.  Also included in due to related parties is $Nil (2009 - $33,963) that is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Included in the shares issued to settle debt was the issuance of 107,004 shares to related parties for settlement of US$32,101.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

8.

SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and Bulgaria.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

8.

SEGMENTED INFORMATION (cont’d…)

Geographical information is as follows:

	December 31, 2010	December 31, 2009

Equipment
Canada	$ 7,829	$ 2,979
Bulgaria	-	-

	$ 7,829	$ 2,979

Oil and gas properties
Canada	76,860	50,000
Bulgaria	-	-

	$ 76,860	$ 50,000

During the year ended December 31, 2009, all of the Company’s oil and gas revenues were from Canada.

9.

INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2010	December 31, 2009

Loss before income tax recovery	$ (281,603)	$ (1,806,007)

Expected income tax recovery at statutory rates	$ 95,745	$ 614,042
(Deductible) non-deductible expenses	95,586	(429,419)
Deductible items	16,804	26,887
Unrecognized benefit of non-capital losses and resource expenditures	(208,135)	(211,510)

Total income tax recovery	$ -	$ -

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

9.

INCOME TAXES (cont’d…)

The significant components of the Company’s future tax assets are as follows:

	2010	2009

Future tax assets
Loss carry forwards	$ 2,532,800	$ 2,324,700
Oil and gas property and related exploration expenditures	1,951,700	1,935,300
Share issue costs	20,700	36,800
Capital assets	800	300

	4,506,000	4,297,100

Less: valuation allowances	(4,506,000)	(4,297,100)

Net future tax assets	$ -	$ -

The Company has available for deduction against future taxable income non-capital losses of approximately $7,450,000. These losses, if not utilized, will expire commencing in 2030. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years. Future tax benefits which may arise as a result of these non-capital losses and resource deductions have not been recognized in these financial statements and have been offset by a valuation allowance.

10.

FINANCIAL INSTRUMENTS

Financial instruments, including receivables, accounts payable and accrued liabilities, loan payable and due to related parties are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The company’s investments are classified as held-for-trading and are marked-to-market at each reporting date with the unrealized gains or losses being recognized in net income.

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

                  Level 1 – quoted prices in active markets for identical assets or liabilities

                  Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

                  Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At December 31, 2010 our cash was measured using level one inputs.

PARK PLACE ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

(Expressed in Canadian Dollars)

DECEMBER 31, 2010

11.

SUBSEQUENT EVENT

The Company has received a refundable $81,500 of a $150,000 convertible promissory note. The terms of the note are currently under negotiations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:

/s/ David Johnson

David Johnson

President, Secretary, Chief Executive Officer and a Director

Date: March 31, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ David Johnson

David Johnson

President, Secretary, Chief Executive Officer and a Director

Date: March 31, 2011

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, David Johnson, certify that:

1.

I have reviewed this annual report on Form 10-K of Park Place Energy Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2011

By: /s/ David Johnson

      David Johnson

      President, Chief Executive Officer, Secretary and a director

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, David Johnson, the President and Chief Executive Officer of Park Place Energy Corp. (the “Company”), hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Annual Report on Form 10-K for the year ended December 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report on Form 10-K, as amended, fairly presents in all material respects the financial condition and results of operations of the Company.

Date:  March 31, 2011

By:  /s/ David Johnson

      David Johnson
     President, Chief Executive Officer, Secretary and a director

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

__________