Form 10-Q
period 2011-03-31
Park Place Energy Corp.
filed 2011-05-16
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(403) 360-5375
Registrant’s telephone number, including area code

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
Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ]     No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,598,909 shares of common stock as of May 13, 2011.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2011

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current
Cash	$1,877	$22
Receivables	6,087	5,680
Prepaid expenses	1,270	2,204

Total current assets	9,234	7,906

Fixed assets
Property and equipment, net	7,360	7,829

Oil and gas properties (Note 3)	76,691	76,860

Total assets	$93,285	$92,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$91,984	$169,835
Loan payable (Note 4)	81,500	-

Total current liabilities	173,484	169,835

Stockholders' equity
Common stock (Note 5)
Authorized 40,000,000 par value $0.00001
Issued and outstanding 5,598,909 common shares (December 31, 2010 – 5,598,909)	56	56
Additional paid-in capital (Note 5)	11,571,924	11,571,924
Accumulated other comprehensive income	228,535	228,480
Deficit accumulated during the exploration stage	(11,880,714)	(11,877,700)

Total stockholders’ equity	(80,199)	(77,240)

Total liabilities and stockholders’ equity	$93,285	$92,595

Nature and continuance of operations (Note 1)

Subsequent events (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	Amounts
	From Inception	Three Months	Three Months
	May 4, 2006 to	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2011	2010

REVENUE
Oil and gas	$1,619,047	$-	$-

DIRECT COSTS
Depletion	1,235,574	-	-
Operating expenses	1,140,050	-	-

	(756,577)	-	-
EXPENSES
Office and general	731,125	8,534	24,461
Depreciation	4,518	469	299
Exploration expenses	308,534	-	-
Foreign exchange loss	122,046	860	2,236
Professional fees	919,702	(544)	20,047
Consulting	1,872,262	6,571	83,876
Investor relations	884,140	102	4,285
Management fees	631,638	-	-
Travel	192,719	-	-
Stock-based compensation (Note 5)	2,004,083	-	163,000

	(7,670,767)	(15,992)	(298,204)

Loss before other items and income taxes	(8,427,344)	(15,992)	(298,204)

OTHER ITEMS
Interest and other revenue	122,683	12,978	23,691
Gain on sale of oil and gas properties	381,166	-	-
Gain on sale of the marketable securities	4,635	-	-
Loss on sale of disposal of properties	(53,869)	-	-
Loss on write-down of promissory note	(254,997)	-	-
Gain on settlement of debt	341,777	-	-
Write off oil and gas costs and exploration advances	(4,244,676)	-	-

Loss before income tax	(12,130,625)	(3,014)	(274,513)

Future income tax recovery	291,060	-	-

Net loss for the period	(11,839,565)	(3,014)	(274,513)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	237,861	55	(3,093)

COMPREHENSIVE LOSS	$(11,601,704)	$(2,959)	$(277,606)

Basic and diluted loss per share		$(0.00)	$(0.08)

Weighted average number of shares outstanding – basic and diluted		5,598,909	3,314,467

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	Common Stock
					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Number of		Paid-In	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

December 31, 2007	1,100,011	$330	$7,932,363	$114,837	$(4,594,798)	$3,452,732

Issuance of common stock for cash	784,071	235	1,983,713	-	-	1,983,948
Issuance of common stock in settlement of debt	71,429	21	149,979	-	-	150,000
Issuance of common stock for consulting	183,333	56	560,702	-	-	560,758
Stock-based compensation	-	-	310,444	-	-	310,444
Share issuance costs	-	-	(69,465)	-	-	(69,465)
Cumulative translation adjustment	-	-	-	79,005	-	79,005
Net loss	-	-	-	-	(5,195,292)	(5,195,292)

December 31, 2008	2,138,844	$642	$10,867,736	$193,842	$(9,790,090)	$1,272,130

Issuance of common stock for cash	155,000	46	92,390	-	-	92,436
Cumulative translation adjustment	-	-	-	35,602	-	35,602
Stock-based compensation	-	-	109,806	-	-	109,806
Net loss	-	-	-	-	(1,806,007)	(1,806,007)

December 31, 2009	2,293,844	$688	$11,069,932	$229,444	$(11,596,097)	$(296,033)

Issuance of common stock for cash	1,296,311	399	120,088	-	-	120,487
Issuance of common stock in settlement of debt	1,638,754	518	125,670	-	-	126,188
Issuance of common stock for consulting	370,000	111	184,519	-	-	184,630
Stock-based compensation	-	-	59,129	-	-	59,129
Cumulative translation adjustment	-	-	-	(964)	-	(964)
Warrants	-	-	10,926	-	-	10,926
Adjustment for par value	-	(1,660)	1,660	-	-	-
Net loss	-	-	-	-	(281,603)	(281,603)

December 31, 2010	5,598,909	$56	$11,571,924	$228,480	$(11,877,700)	$(77,240)

Cumulative translation adjustment	-	-	-	55	-	55
Net loss	-	-	-	-	(3,014)	(3,014)

March 31, 2011	5,598,909	$56	$11,571,924	$228,535	$(11,880,714)	$(80,199)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars)

	Cumulative Amounts
	From Inception	Three Months	Three Months
	May 4, 2006 to	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Loss for the period	$(11,839,565)	$(3,014)	$(274,513)
Depreciation	4,518	469	299
Stock-based compensation	2,004,083	-	163,000
Warrants issued for consulting services	10,926	-	-
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,924,647	-	-
Gain on sale of oil and gas interest	(381,166)	-	-
Debt paid by issuance of common stock	376,049	-	-
Gain on sale of marketable securities	(4,635)	-	-
Gain on settlement of debt	(341,777)	-	-
Write off of exploration advances	37,558	-	-
Investor relation and consulting fees paid by		-	-
issuance of common stock	508,785	-	-
Depletion	1,235,574	-	-
Future income tax recovery	(291,060)	-	-
Changes in non-cash working capital items:
Decrease (increase) in receivables	(6,087)	(407)	(4,342)
Decrease (increase) in prepaid expenses	(1,310)	934	(3,263)
Decrease (increase) in accounts payable and
accrued liabilities	937,815	(76,637)	136,252
Increase (decrease) in due to related parties	65,449	-	(48,513)

Net cash used in operating activities	(4,747,666)	(78,655)	(31,080)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,741,761)	-	-
Proceeds from oil and gas properties	50,000	-	-
Proceeds from sale of marketable securities	79,635	-	-
Exploration advances	(270,919)	-	(36,172)
Loan payable	(572,000)	-	-
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(11,878)	-	-

Net cash used in investing activities	(4,466,603)	-	(36,172)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,287,009	-	66,883
Proceeds from loans	706,500	81,500	-
Repurchase of common stock	(15,028)	-	-

Net cash provided by financing activities	8,978,481	81,500	92,414

Effect of foreign exchange on cash	237,665	990	(3,093)

Change in cash during the period	1,877	1,855	(3,462)

Cash position, beginning of period	-	22	4,414

Cash position, end of period	$1,877	$1,877	$952

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $11,880,714 as of March 31, 2011. These considerations raise substantial doubt about the Company’s ability to continue as going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

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

In June 2009, the FASB issued ASC 810, which revised the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810 and the adoption of this standard had no material impact on our financial statements for the three month period ended March 31, 2011.

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

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010, and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company has adopted this standard on January 1, 2010, and it will have no impact on our consolidated financial statements for the three month period ended March 31, 2011, due to the receivables being short-term in nature and are therefore not financing receivables.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

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

3.	OIL AND GAS PROPERTIES

	As at	As at
	March 31,	December 31,
	2011	2010
OIL AND GAS INTERESTS
Unproven Properties
Canada	$76,691	$76,860
Total Unproved Properties	$76,691	$76,860
Total Proven and Unproved Properties	$76,691	$76,860

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

3.	OIL AND GAS PROPERTIES (cont’d…)

On January 28, 2010, the Company bought a 50% interest in an oil and gas exploration property located in Saskatchewan, Canada by issuing a US$150,000 note payable. This note payable was later settled by issuing 500,000 common shares of the company.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

5.	COMMON STOCK (cont’d…)

On March 6, 2008, the Company issued 71,429 units at a price of US$2.10 to the holder’s of the loan payable as outlined in Note 4. Each unit contained one share of common stock and one warrant exercisable at US$3.00 during the first year and US$4.50 during the second year.

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

On January 28, 2010 the Company issued a total of 1,248,163 common shares at a value of US$0.07 per share for payment of outstanding payables of $169,235 (US$154,553), loans payable of $35,000, amounts due to related parties of $34,085 (US$32,101) and a note payable of $159,270 ($US150,000). A gain of $304,819 (US$287,078) was recorded

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

5.	COMMON STOCK (cont’d…)

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

On January 5, 2011 the Company proposed to issue and sell by private placement up to 2,857,143 units in the capital of the Company at price of $0.07 per share for aggregate gross proceeds of up to $200,000. The Company reserved for issuance up to 2,857,143 Warrant Shares.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

5.	COMMON STOCK (cont’d…)

On January 25, 2010 the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance under the Plan from 216,667 common shares to 533,333 common shares.

As at March 31, 2011, the Company had outstanding stock options, enabling the holders to acquire further common shares as follows:

		Exercise
	Number	Price
	of Options	(US$)	Expiry Date

	294,881	0.51	January 25, 2012
Balance as at March 31, 2011	294,881

Stock option transactions are summarized as follows:

	March 31,		December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Options	(US$)	Options	(US$)
Balance, beginning of the year	294,881	$0.51	46,665	$1.20
Granted	-	-	331,667	0.51
Exercised	-	-	(58,453)	0 .42
Expired / cancelled	-	-	(24,998)	1.78
Balance, end of period	294,881	$0.51	294,881	$0.51
Options exercisable, end of period	294,881	$0.51	294,881	$0.51

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

5.	COMMON STOCK (cont’d…)

During the three month period ended March 31, 2011 the Company granted Nil options of common stock (2010 – $331,667). The weighted average fair value of the options granted during the three month period ended March 31, 2011 is $Nil (2010 - $0.62) per option.

The aggregate intrinsic value for the options vested as of March 31, 2011 is approximately $Nil (2010 - $Nil) and for total options outstanding is approximately $Nil (2010 - $Nil).

Options – Stock-Based Compensation

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted during the year ended December 31:

2010

Risk-free interest rate	1.18%
Expected life of options	2.00 years
Annualized volatility	271.77%
Dividend rate	0.00%

Warrants

As at March 31, 2010, the Company had outstanding warrants, enabling the holders to acquire further common shares as follows:

		Exercise
	Number	Price
	of Warrants	(US$)	Expiry Date

	187,857	0.26	January 16, 2012
	66,666	0.30	May 19, 2012
	33,333	0.60	July 2, 2011
Balance as March 31, 2011	287,856	0.31

Warrants transactions are summarized as follows:

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

5.	COMMON STOCK (cont’d…)

	March 31,		December 31,
	2011		2010

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Warrants	(US$)	Warrants	(US$)

Balance, beginning of year	287,856	$0.31	537,167	$4.20

Granted	-	-	254,523	0.27
				0.27
Expired / cancelled	-	-	(503,834)	4.50

Balance, end of the period	287,856	$0.31	287,856	$0.31

During the three month period ended March 31, 2011 the Company issued no warrants.

The following weighted average assumptions were used for the Black Scholes valuation of stock options granted during the year ended December 31:

2010

Risk-free interest rate	1.83%
Expected life of warrants	2 years
Annualized volatility	279.66%
Dividend rate	0.00%

6.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
Inception
	on May 2,	Three Months	Year
	2006 to	Ended	Ended
	March 31,	March 31,	December 31,
	2011	2011	2010

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

6.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

Significant non-cash transaction during the three month period ended March 31, 2010 include:

a)

The Company issued 1,248,163 shares of common stock at a price of $0.30 per share for payment of outstanding payables in the amount of US $374,449. A gain of US $287,078 was recorded as the difference between the market value of shares issued and the amount of debt settled.

b)

The Company issued 150,000 shares of common stock at a price of $0.30 per share for payment of outstanding payables in the amount of US $45,000. A gain of US $36,000 was recorded as the difference between the market value of shares issued and the amount of debt settled.

There are no significant non-cash transaction during the three month period ended March 31, 2011.

7.	RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2011 the Company entered into the following transactions with related parties:

The Company paid or accrued consulting fees of $3,571 (March 31, 2010 - $18,250) to the directors of the Company. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

8.	SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and the United States.

Geographical information is as follows:

	March 31,	December 31,
	2011	2010

Oil and gas properties
Canada	$76,691	$76,860
United States	-	-

	$76,691	$76,860

All of the Company’s oil and gas revenues were from Canada.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
MARCH 31, 2011
(Unaudited)

9.	FINANCIAL INSTRUMENTS

Financial instruments, including receivables, prepaids, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The company’s investments are classified as held-for-trading and are marked-to-market at each reporting date with the unrealized gains or losses being recognized in net income.

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

At March 31, 2011 our cash and investments were measured using level one inputs.

10.	SUBSEQUENT EVENTS

On April 6, 2011, the Company entered into a Convertible Promissory Note (the “Note”), to evidence the Company’s promise to repay the noteholder (the “Holder”) $150,000 (the “Principal”), together with interest (the “Interest”) from April 6, 2011 at a rate of 10% per annum on the unpaid balance of the Principal. Pursuant to the terms of the Note, the Principal and the Interest thereon shall be due and payable in full on April 6, 2012 (the “Due Date”). The Note may be prepaid at any time without penalty.

Pursuant to the terms of the Note, the Principal and the Interest thereon is convertible, in whole and not in part, at the option of the lender at any time prior to the Due Date by notice to the Company into shares of the Company’s common stock at the conversion price equal to $0.04 per common share. Pursuant to the terms of the Note on or about May 4, 2011, the Company issued to the Holder 5,000,000 restricted shares of the Company’s common stock (the “Collateral Shares”), as collateral under the Note. Such Collateral Shares are being held in escrow by the Holder. Upon conversion by the Holder of the Principal and Interest into the Company’s common shares, or upon payment in full of the Note and all Interest thereon, the Collateral Shares shall be cancelled and returned to Treasury. The Company relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the Collateral Shares to the Holder.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Plan of Operations

Overview

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

Estimated Capital Costs

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.000,000 to pursue our plan of operations over the next 12 months. As at March 31, 2011, we had cash of $1,877 and a working capital deficit of $167,250. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

The following table sets forth our results of operations from inception on May 2, 2006 to March 31, 2011 as well as for the three month periods ended March 31, 2011 and 2010.

	Cumulative Amounts From Inception May 4, 2006 to March 31, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
REVENUE
Oil and gas	$1,619,047	$-	$-

DIRECT COSTS
Depletion	1,235,574	-	-
Operating expenses	1,140,050	-	-

	(756,577)	-	-
EXPENSES
Office and general	731,125	8,534	24,461
Depreciation	4,518	469	299
Exploration expenses	308,534	-	-
Foreign exchange loss	122,046	860	2,236
Professional fees	919,702	(544)	20,047
Consulting	1,872,262	6,571	83,876
Investor relations	884,140	102	4,285
Management fees	631,638	-	-

Travel	192,719	-	-

Stock-based compensation (Note 5)	2,004,083	-	163,000

	(7,670,767)	(15,992)	(298,204)

Loss before other items and income taxes	(8,427,344)	(15,992)	(298,204)

OTHER ITEMS
Interest and other revenue	122,683	12,978	23,691
Gain on sale of oil and gas properties	381,166	-	-
Gain on sale of the marketable securities	4,635	-	-
Loss on sale of disposal of properties	(53,869)	-	-
Loss on write-down of promissory note	(254,997)	-	-
Gain on settlement of debt	341,777	-	-
Write off oil and gas costs and exploration advances	(4,244,676)	-	-

Loss before income tax	(12,130,625)	(3,014)	(274,513)

Future income tax recovery	291,060	-	-

Net loss for the period	(11,839,565)	(3,014)	(274,513)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	237,861	55	(3,093)

Revenue

Our oil and gas revenue for the three months ended March 31, 2011 was $nil, compared to $nil for the three months ended March 31, 2010. This revenue is offset by direct costs of $nil in depletion and $nil in operating expenses for the three months ended March 31, 2011, compared to $nil in depletion and $nil in operating expenses for the three months ended March 31, 2010.

Expenses

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $8,534 for the three months ended March 31, 2011 from $24,461 for the three months ended March 31, 2010.

Professional Fees

Our professional fees decreased to ($544) for the three months ended March 31, 2011 from $20,047 for the three months ended March 31, 2010.

Consulting Expenses

Our consulting expenses decreased to $6,571 for the three months ended March 31, 2011 from $83,876 for the three months ended March 31, 2010.

Investor Relations Expenses

Our investor relations expense for the three months ended March 31, 2011decreased to $102 compared to $4,285 for the three months ended March 31, 2010.

Management Fees

Our management fees were $nil for the three months ended March 31, 2011 compared to $nil for the three months ended March 31, 2010.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $nil for the three months ended March 31, 2011 from $163,000 for the three months ended March 31, 2010.

Loss

Our net loss before other items and taxes for the three months ended March 31, 2011 was $3,014, compared to $274,513 for the three months ended March 31, 2010. Our comprehensive loss for the three months ended March 31, 2011 was $2,959, compared to $277,606 for the three months ended March 31, 2010.

Liquidity and Capital Resources

	As at	As at
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Cash	$1,877	$22
Working capital (deficit)	(167,250)	(161,929)
Total assets	93,285	92,595
Total liabilities	173,484	169,835
Shareholders’ equity (deficiency)	(80,199)	(77,240)

We anticipate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at March 31, 2011, we had cash of $1,877 and a working capital deficit of $167,250. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and plan of operations.

On April 6, 2011, we entered into a Convertible Promissory Note (the “Note”), to evidence our promise to repay the noteholder (the “Holder”) $150,000 (the “Principal”), together with interest (the “Interest”) from April 6, 2011 at a rate of 10% per annum on the unpaid balance of the Principal. Pursuant to the terms of the Note, the Principal and the Interest thereon shall be due and payable in full on April 6, 2012 (the “Due Date”). The Note may be prepaid at any time without penalty.

Pursuant to the terms of the Note, the Principal and the Interest thereon is convertible, in whole and not in part, at the option of the lender at any time prior to the Due Date by notice to us into shares of our common stock at the conversion price equal to $0.04 per common share. Pursuant to the terms of the Note on or about May 4, 2011, we issued to the Holder 5,000,000 restricted shares of our common stock (the “Collateral Shares”), as collateral under the Note. Such Collateral Shares are being held in escrow by the Holder. Upon conversion by the Holder of the Principal and Interest into common shares, or upon payment in full of the Note and all Interest thereon, the Collateral Shares shall be cancelled and returned to Treasury.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2011 was $78,655, compared to $31,080 in the three months ended March 31, 2010.

Cash Flow from Investing Activities

Net cash from investing activities in the three months ended March 31, 2011 was $nil, compared to $36,172 used in investing activities in the three months ended March 31, 2010.

Cash Provided By Financing Activities

In the three months ended March 31, 2011, we received cash of $81,500, compared to $92,414 in three months ended March 31, 2010.

Subsequent to the end of the period, on April 6, 2011, we entered into the Note referred to above, to evidence our promise to repay the Holder $150,000 together with interest from April 6, 2011 at a rate of 10% per annum on the unpaid balance of the principal.

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

Management has evaluated the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2011 (under the supervision and with the participation of our principal executive officer and principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures were effective as three months ended March 31, 2011.

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

On April 6, 2011, we entered into a Convertible Promissory Note (the “Note”), to evidence our promise to repay the noteholder (the “Holder”) $150,000 (the “Principal”), together with interest (the “Interest”) from April 6, 2011 at a rate of 10% per annum on the unpaid balance of the Principal. Pursuant to the terms of the Note, the Principal and the Interest thereon shall be due and payable in full on April 6, 2012 (the “Due Date”). The Note may be prepaid at any time without penalty.

Pursuant to the terms of the Note, the Principal and the Interest thereon is convertible, in whole and not in part, at the option of the lender at any time prior to the Due Date by notice to us into shares of the Company’s common stock at the conversion price equal to $0.04 per common share. Pursuant to the terms of the Note on or about May 4, 2011, we issued to the Holder 5,000,000 restricted shares of our common stock (the “Collateral Shares”), as collateral under the Note. Such Collateral Shares are being held in escrow by the Holder. Upon conversion by the Holder of the Principal and Interest into the Company’s common shares, or upon payment in full of the Note and all Interest thereon, the Collateral Shares shall be cancelled and returned to Treasury. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the Note and the Collateral Shares to the Holder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Park Place Energy Corp. 2007 Stock Option Plan, as amended June 2009(10)

10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
10.31	Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)
10.32	Convertible Promissory Note dated April 6, 2011 with Pikka Asset Management Ltd (12)
14.1	Code of Ethics (4)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia
Certifications
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.
(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGYCORP.

By:	“David Johnson”
David Johnson
President, Chief Executive Officer, Secretary,
Treasurer and a Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 13, 2011