Form 10-Q
period 2011-06-30
Park Place Energy Corp.
filed 2011-08-22
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,070,517 shares of common stock as of August 12, 2011.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
(unaudited)

JUNE 30, 2011

PARK PLACE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current
Cash	$1,399	$22
Receivables and deposit	39,961	5,680
Prepaid expenses	2,861	2,204

Total current assets	44,221	7,906

Fixed assets
Property and equipment, net	6,890	7,829

Oil and gas properties (Note 3)	75,039	76,860

Total assets	$126,150	$92,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$106,797	$169,835
Note payable (Note 4)	53,645	-

Total current liabilities	160,442	169,835

Stockholders' equity
Common stock (Note 5)
Authorized 40,000,000 par value $0.00001 Issued and outstanding 11,098,909 common shares (December 31, 2010 – 5,598,909)	111	56
Additional paid-in capital (Note 5)	11,705,465	11,571,924
Accumulated other comprehensive income	230,294	228,480
Deficit accumulated during the exploration stage	(11,970,162)	(11,877,700)

Total stockholders’ deficit	(34,292)	(77,240)

Total liabilities and stockholders’ deficit	$126,150	$92,595

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated
	from May 4,	Three Months	Three Months	Six Months	Six Months
	2006 (date of	Ended	Ended	Ended	Ended
	inception) to	June 30,	June 30,	June 30,	June 30,
	June 30,2011	2011	2010	2011	2010

REVENUE
Oil and gas	$1,619,047	$-	$-	$-	$-

DIRECT COSTS
Depletion	1,235,574	-	-	-	-
Operating expenses	1,140,050	-	-	-	-
	(756,577)	-	-	-	-
EXPENSES
Office and general	746,816	15,691	23,382	24,225	47,843
Depreciation	4,989	471	299	940	598
Exploration expenses	308,534	-	-	-	-
Foreign exchange gain (loss)	124,618	2,572	315	3,432	2,551
Professional fees	962,282	42,580	69,578	42,036	89,625
Consulting	1,910,334	38,072	18,738	44,643	102,614
Investor relations	891,563	7,423	2,343	7,525	6,628
Management fees	647,268	15,630	-	15,630	-
Travel	192,719	-	7,863	-	7,863
Stock-based compensation	2,004,083	-	-	-	163,000
	7,793,206	122,439	122,518	138,431	420,722

Loss before other items and income taxes	(8,549,783)	(122,439)	(122,518)	(138,431)	(420,722)

OTHER INCOME (EXPENSES)
Accretion expense	(13,958)	(13,958)	-	(13,958)	-
Interest and other revenue	129,383	6,700	18,379	19,678	42,070
Gain on sale of oil and gas properties	381,166	-	-	-	-
Gain on marketable securities	4,635	-	-	-	-
Gain on settlement of debt	346,662	4,885	-	4,885	-
Loss on sale of disposal of properties	(53,869)	-	-	-	-
Loss on write-down of promissory note	(254,997)	-	-	-	-
Write off (recovery) of oil and gas costs	(4,209,312)	35,364	-	35,364	-
Loss before income tax	(12,220,073)	(89,448)	(104,139)	(92,462)	(378,652)
Future income tax recovery	291,060	-	-	-	-
Net loss for the period	(11,929,013)	(89,448)	(104,139)	(92,462)	(378,652)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	239,038	1,067	(9,103)	1,122	(12,196)

COMPREHENSIVE LOSS	$(11,689,975)	$(88,381)	$(113,242)	$(91,340)	$(390,848)

Basic and diluted loss per share		$(0.01)	$(0.03)	$(0.01)	$(0.11)

Weighted average number of shares outstanding – basic and diluted		8,917,590	3,938,317	7,267,417	3,628,116

The accompanying notes are in integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

	Accumulated from	Six Months	Six Months
	May 4, 2006(date	Ended	Ended
	of inception) to	June 30,	June 30,
	June 30, 2011	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES
Loss for the period	$(11,929,013)	$(92,462)	$(378,652)
Accretion expense	13,958	13,958	-
Depreciation	4,989	940	598
Stock-based compensation	2,004,083	-	163,000
Warrants issued for consulting services	10,926	-	11,274
Interest accrued on notes payable	12,530	-	-
Impairment of oil and gas	2,924,647	-	-
Gain on sale of oil and gas interest	(381,166)	-	-
Debt paid by issuance of common stock	376,049	-	-
Gain on sale of marketable securities	(4,635)	-	-
Gain on settlement of debt	(346,662)	(4,885)	-
Write off of exploration advances	37,558	-	-
Issuance of common stock for consulting fees	508,785	-	-
Depletion	1,235,574	-	-
Future income tax recovery	(291,060)	-	-
Changes in non-cash working capital items:
Decrease (increase) in receivables	(39,961)	(34,281)	50,084
Decrease (increase) in prepaid expenses	(2,901)	(657)	(1,684)
Decrease (increase) in accounts payable and accrued liabilities	984,026	(30,426)	159,583
Increase (decrease) in due to related parties	65,449	-	(77,353)
Net cash used in operating activities	(4,816,824)	(147,813)	(73,150)

CASH FLOW FROM INVESTING ACTIVITIES
Oil and gas interests	(3,741,761)	-	-
Proceeds from oil and gas properties	50,000	-	-
Proceeds from sale of marketable securities	79,635	-	-
Exploration advances	(270,919)	-	(37,952)
Loan payable	(572,000)	-	-
Cash acquired through recapitalization	320	-	-
Acquisition of property and equipment	(11,878)	-	(6,188)
Net cash used in investing activities	(4,466,603)	-	(44,140)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	8,287,009	-	66,883
Proceeds from loans	770,550	145,550	-
Subscription received	-	-	58,667
Repurchase of common stock	(15,028)	-	-
Net cash provided by financing activities	9,042,531	145,550	125,550

Effect of foreign exchange on cash	242,295	3,640	(12,196)

Change in cash during the period	1,399	1,377	(3,936)

Cash position, beginning of period	-	22	4,414

Cash position, end of period	$1,399	$1,399	$478

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2011
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company’s business objectives are the acquisition and exploration of oil and gas properties, with a focus on unconventional gas opportunities in Europe.

Park Place Energy Corp. presently holds a 98,205 acre exploration claim in the Dobroudja Basin, North East Bulgaria (“the Vranino Block”). The Company`s intends to conduct exploration activities over a 5 year period including seismic processing and the drilling of, at minimum, six test wells for a minimum cost of approximately $4,825,000 (US). An appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to Park Place was filed with the Supreme Administrative Court of Bulgaria and is presently pending. The Company awaits the result of this appeal process prior commencing the exploration program.

Park Place Energy Corp. has previously held exploration interests in Tennessee, USA, several producing and non- producing properties in the provinces of British Columbia and Alberta, including conventional oil and oil sands lands, as well as offshore oil exploration block in the North Sea. (See Note 3 for a history of oil and gas property acquisitions and dispositions)

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has had a history of negative cash flows from operating activities. In addition, the Company has an accumulated deficit of $11,970,162 as of June 30, 2011. These considerations raise substantial doubt about the Company’s ability to continue as going concern. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain the ongoing support of its stockholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might arise from this uncertainty.

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

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2011
(Unaudited)

3.	OIL AND GAS PROPERTIES

	As at	As at
	June 30,	December 31,
	2011	2010

Unproven Properties	$75,039	$76,860

Total Proven and Unproved Properties	$75,039	$76,860

On June 5, 2011, Park Place Energy (Canada) Inc., the wholly owned subsidiary of Park Place Energy Corp. entered into two farm-in agreements related to our 25% interest in an 80 acre oil and gas parcel located in Western Saskatchewan. Pursuant to the terms of the agreement, the operator has agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells are drilled, the operator will be provided with a 60% working interest in the properties.

4.	NOTE PAYABLE

On March 29, 2011, the Company entered into a Convertible Promissory Note (the “Note”), for US $150,000. Under the terms of the Note, the amounts are secured by the issuance of 5,000,000 common shares of the Company that is held in trust, bearing interest at 10% per annum. The note is convertible to common shares of the Company at US $0.04 per share. In accordance with ASC 470, Debt - Debt with Conversions and Other Options, the Company determined the conversion feature resulted in a discount of the Note of $112,500 that was recorded against note payable and a corresponding credit to additional paid-in capital. As at June 30, 2011, the Company recorded accretion expense of $14,385, which increased the carrying value to $51,885.

5.	COMMON STOCK

On May 4, 2011, the Company issued 5,000,000 restricted common shares as collateral under the Note described in Note 4.

On May 27, 2011 the Company issued 500,000 common shares at a value of US$0.05 per share for payment of outstanding payables of $29,340 (US$30,000). The issuance resulted in a gain on settlement of debt of $4,885 (US $5,000).

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2011
(Unaudited)

6.	STOCK OPTIONS

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

The following table summarizes the continuity of the Company’s stock options:

			Weighted average
		Weighted	remaining	Aggregate
		average	contractual life	intrinsic
	Number	exercise price	(years)	value
	of options	(US$)		(US$)

Outstanding and exercisable, December 31, 2009	46,665	1.20

Granted	331,667	0.51
Exercised	(58,453)	0.42
Expired / cancelled	(24,998)	1.78

Outstanding and exercisable, December 31, 2010 and June 30, 2011	294,881	0.51	0.57	nil

Additional information regarding stock options as of April 30, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date

294,881	0.51	January 25, 2012
294,881

As of June 30, 2011 and December 31, 2010, the Company had no unrecognized compensation expense relating to unvested options.

The following weighted average assumptions were used for the Black Scholes valuation of stock options granted during period:

	2011	2010

Risk-free interest rate	-	1.83%
Expected life of warrants	-	2 years
Annualized volatility	-	279.66%
Dividend rate	-	0.00%

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2011
(Unaudited)

7.	SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	$
Balance, December 31, 2009	537,167	4.20
Granted	254,523	0.27
Issued	(503,834)	4.50
Balance, December 31, 2010 and June 30, 2011	287,856	0.31

As at June 30, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
187,857	0.26	January 16, 2012
66,666	0.30	May 19, 2012
33,333	0.60	July 2, 2011
287,856

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
Inception
	on May 2,	Six Months	Year
	2006 to	Ended	Ended
	June 30,	June 30,	December 31,
	2011	2011	2010

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2011
(Unaudited)

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (continued)

Significant non-cash transaction during the six month period ended June 30, 2011 include:

	a)	The Company issued 1,398,163 shares of common stock at a price of $0.30 per share for payment of outstanding payables in the amount of $443,787.

b)

The Company assigned one-half of its 50% working interest in an exploration oil and as property in Saskatchewan, Canada to third party for consideration of CDN $75,000 , which was satisfied by such party issuing to the Company 750,000 common shares at a deemed price of CDN$0.10 per share.

	c)	The Company issued 500,000 shares of common stock at a price of $US0.05 per share for payment of outstanding payables in the amount of $29,340.

9.	RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2011 the Company entered into the following transactions with related parties:

	a)	The Company paid or accrued consulting fees of $7,143 (June 30, 2010 - $22,105) to the directors of the Company.

	b)	The Company accrued management fees of $15,630 (June 30, 2010 - $nil) to the president of the Company.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

10.	SEGMENTED INFORMATION

The Company's operations are in the resource industry in Canada and Bulgaria.

Geographical information is as follows:

	June 30, 2011	December 31,
		2010

Oil and gas properties
Canada	$75,039	$76,860
Bulgaria	-	-

	$75,039	$76,860

The Company has expensed all costs associated with its claim in Bulgaria to date.

PARK PLACE ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
(Expressed in Canadian Dollars)
JUNE 30, 2011
(Unaudited)

11.	FINANCIAL INSTRUMENTS

Financial instruments, including receivables, pre-paids, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The company’s investments are classified as held-for-trading and are marked-to-market at each reporting date with the unrealized gains or losses being recognized in net income.

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

At June 30, 2011 our cash and investments were measured using level one inputs.

12.	COMMITMENTS AND CONTINGENCIES

a)

The Company is obligated to perform a five year work program on the Vranino 1-11 block of North East Bulgaria which total cost is estimated at US $4,825,000, subject to the finalization of the award in favor of Park Place.

b)

The Company’s Vranino 1-11 exploration claim in Bulgaria is the subject of an appeal before the Supreme Administrative Court of Bulgaria whereas a competitive bidder seeks to overturn the award. The matter is ongoing and is awaiting trial.

13.	SUBSEQUENT EVENT

	a)	On August 3, 2011, the Company issued 498,692 common shares to settle debt with a fair value of $64,829.96.

	b)	On August 11, 2011, the Company issued 266,666 common shares for proceeds of US $20,000.

	c)	On August 12, 2011, the Company issued 206,250 common shares for proceeds of US $16,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Overview of our Business

We are an oil and natural gas company focusing on the exploration and development of gas primarily in Europe. From 2006 to 2010, we engaged in several exploration projects in the US, Canada and offshore. In 2009 and 2010, we disposed of all but one of our North American projects to refocus our exploration efforts. Historically, our operating strategy with respect to the projects that we have participated in was to utilize local drilling services companies to conduct services on our exploration properties. These arrangements require us to pay our proportionate share of costs for drilling or alternately to farm in an operator for a percentage interest in any oil or gas discoveries. In each of our projects we provide technical input and expertise on how best to develop the properties. As a way to keep our overhead down, we engage the services of consultants who have technical expertise depending on the nature of the exploration claim. Several of these projects have produced oil or gas while others were ultimately deemed unproductive.

In 2010, we revamped our business strategy to focus on obtaining European exploration properties for both conventional and unconventional gas (shale, tight gas and coal bed methane). We retained consultants with specialized technical expertise in unconventional gas exploration to assist us in locating, assessing and planning suitable exploration and development of potential opportunities. In November of 2010, we were awarded an exploration permit for the “Vranino 1-11 block” located in Dobroudja Basin by the Bulgarian Counsel of Ministers, with terms and conditions of the permit as follows:

  Five year term exploration program;

  Perforate and re-test the Vranino #1 well previously drilled;

  Initiate a comprehensive 2-D and 3-D seismic program over the license area,

  Drill and complete a 5 additional test wells in the eastern up-thrown block within the license area

Our minimum work commitment as required by the permit broken down by year is as follows:

Year	Exploration activity	Budgeted cost
Year 1	Complete the Vranino #1 well, Identify existing seismic lines that would be good candidates for reprocessing, Purchase and reprocess existing seismic data.	$350,000
Year 2	Design and make initial arrangements for acquisition of 2-D seismic, Acquisition of new 2-D high resolution seismic; Process and interpret 2-D seismic; Incorporate data (2-D) into geologic model; Design and make initial arrangements for new 3-D high resolution seismic acquisition	$275,000
Year 3	Acquisition of new 3-D high resolution seismic; Process and interpret 3-D seismic; Incorporate data (3-D) into geologic model.	$350,000
Year 4	Design drilling program; Drill and complete first of five wells; Test and evaluate production; Design drilling program for remaining four wells of 5- Spot based on results of evaluation of first well.	$800,000
Year 5	Drill and complete remaining four wells of 5-Spot; Design gathering system for five wells; Prepare Summary Report of project results.	$3,050,000
	Total estimated work program budget	$4,825,000

To formulate our work program, we consulted with the previous operator, local geologists and others. The costs of the exploration plan may vary depending on a variety of factors, including, inter alia, the market price and availability of technical services in the local area, taxes, and transportation costs relating to delivering equipment to the exploration area.

Subsequent to the award of this claim, we have engaged in an assessment of drilling services companies in the local area suitable to engage to provide drilling services in the region. We have located several suitable service providers for drilling and other services which we intend to engage at the appropriate time. Local companies in Bulgaria will be used to provide services to the best extent possible. However, as the Bulgarian energy sector is relatively undeveloped, the availability of local drilling services specialized to unconventional gas exploration is limited. Park Place has determined that such expertise, services or equipment is available in Romania, Turkey and other surrounding regions. We have located suitable drilling services companies in Romania and Turkey that we may hire to perform the more difficult drilling involving unconventional gas hydrocarbon structures.

Our exploration of the Vranino 1-11 block has not yet commenced due to the fact the a competing bidder has disputed the award of the claim to Park Place. The appeal is expected to be heard in October of 2011 or early 2012. The Bulgarian Ministry of Economy, Energy and Tourism, continues to take the position that the permit was validly issued to Park Place and seeks to have the Court affirm the validity of the award.

Edam, Saskatchewan, Canada -In May 2011, we entered into a farm-in agreement with Croverro Energy Ltd. to drill, at minimum, three well holes on our Edam Saskatchewan property (see our 8-K dated May 8, 2011 for further details). On August 8, 2011, we received notice that the first well (which was spud June 8, 2011) was producing oil from the Waseca formation. Park Place has retained a 10% net interest while Croverro Energy has agreed to pay 100% of all costs associated with drilling and operating the wells. Park Place is very encouraged by these results and expects to have a full report of the results shortly.

Financing

Management intends to raise significant capital through financing activities over the next year.

On August 12, 2011, Management reserved 10,000,000 shares of its treasury stock which it intends to sell at a price of $.075/share for net proceeds of approximately $750,000. Park Place has received a full commitment for this funding and expects to close the offering no later than August 26, 2011 (the “August Offering”).

Park Place intends to conduct a major financing with the next twelve months to pay for its Plan of Operations.

Plan of Operations

Overview

Our Plan of Operations is to focus exploring and developing the Vranino 1-11 exploration claim in Bulgaria and acquiring interests in other exploration claims in Bulgaria or similar regions.

Management is in the process of expanding its Board of Directors and management team to accommodate the planned increase in operations and exploration activity.

Park Place will continue to pursue a positive conclusion to the current litigation relating to the Vranino 1-11 claim through any means available. We have obtained legal representation in Bulgaria to represent us in this matter. Our plan of Operations is highly contingent upon the results and timing of the litigation surrounding the Vranino permit.

Park Place intends to pay for the initial year of the Vranino exploration program utilizing funds received from the August Offering. Park Place plans intends to raise additional capital within the next twelve months to pay for the balance of the work program relating to Vranino 1-11 in Bulgaria. The work program is expected to conclude no later than in 2016. Subject to the positive conclusion of the appeal before the Supreme Administrative Court of Bulgaria, Management will undertake subsequent financing to obtain the additional funds required.

Utilizing funding from the August Offering Park Place intents to open a permanent office in Bulgaria in which to base its exploration activities. Park Place plans to hire a local geologist, a regional manager, and other staff on a full time basis. As the exploration program progresses, Park Place plans to hire additional employees. Park Place estimates it will cost at minimum $250,000 over 12 months to establish the office in Bulgaria.

Management intends to conduct additional 2-D and 3-D seismic processing, the reprocessing of historical seismic data, and the purchase of additional seismic data held by third parties. Park Place plans to perforate and test the existing Vranino #1 well over the next twelve months. Park Place estimates that the first year seismic program as described herein will cost $375,000.

We anticipate spending approximately $250,000 over the next 12 months in office and general expenses, as well as approximately $200,000 in professional and consulting fees.

Park Place anticipates disposing of its interest in the Edam property for cash consideration so that it may use the proceeds towards general corporate purposes in furtherance of its Vranino 1-11 claim in Bulgaria. Until the well results and production quantities are known, it is difficult to assess the potential selling price for its interest in the Edam claim.

While the Company awaits the outcome of legal in Bulgaria relating to the Vranino 1-11 claim, Park Place is actively seeking further exploration opportunities either through direct acquisition or joint venture agreements in the same region.

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,075,000 to pursue our plan of operations over the next 12 months. As at June 30, 2011, we had cash of $1,399. On August 11, 2011 we received additional working capital from share subscriptions totaling US$20,000. On August 3, 2011 we settled $64,829 in debt by issuing 498,692 common shares. We expect to receive proceeds of share subscriptions totaling $750,000 by issuing 10,000,000 common shares by August 26, 2011. Consequently, we anticipate requiring additional financing to pursue our plan of operations over the next 12 months.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock as set-out herein or otherwise. If we do not continue to obtain additional financing going forward, we will re-evaluate our plan of operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011 which are included herein.

Revenue

We did not have any oil and gas revenue for the six months ended June 30, 2011, nor for the six months ended June 30, 2010. We have not recorded any revenues yet relating to oil production from the Edan property which went into production in June 2011 as we have not received production results from the operator as of yet. We anticipate reporting revenues from this property during the next quarter. Our revenue relating to the Edan property will not be offset by direct costs, depletion or operating expenses as all costs are payable by the operator Croverro Energy Ltd. pursuant to the terms of the farm-in agreement.

Since inception, we have incurred oil and gas revenues of $1,619,047 relating to our successful exploration efforts and depletion costs of $ 1,235,574. We have written off expenditures of $4,209,312 relating to exploration efforts that did not yield productive results.

Expenses

Our expense for the six months ending June 30, 2011 total $ 138,431 compared to $ 420,722 for the same period in 2010. The significant reduction in expenses relates to the fact that we have been delayed in implementing our exploration program in Bulgaria which results from the appeal taken of the award of the claim by a competitive bidder.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $ 24,225 for the six months ended June 30, 2011 from $47,843 for the six months ended June 30, 2010.

Professional Fees

Our professional fees decreased to $ 42,036 for the six months ended June 30, 2011 from $89,625 for the six months ended June 30, 2010.

Consulting Expenses

Our management fees and consulting expenses decreased to $60,273 for the six months ended June 30, 2011 from $102,614 for the six months ended June 30, 2010.

Investor Relations Expenses

Our investor relations expense for the six months ended June 30, 2011 increased to $ 7,525 compared to $6,628 for the six months ended June 30, 2010.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $nil for the six months ended June 30, 2011 from $ 163,000 for the six months ended June 30, 2010.

Loss

Our net loss before other items and taxes for the six months ended June 30, 2011 was $91,340, compared to $378,652 for the six months ended June 30, 2010. Our net loss is reduced as our expenses were reduced due to the delays in commencing exploration in Bulgaria.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to June 30, 2011, we raised net proceeds of $8,287,009 in cash from the issuance of common stock and share subscriptions received, $770,550 from loans payable for a total of $9,042,531 of cash provided by financing activities for the period.

We used net cash of $147,813 in operating activities for the six months ended June 30, 2011 compared to $73,150 for the same period in 2010. We used net cash of $4,816,824 in operating activities for the period from May 4, 2006 (date of inception) to June 30, 2011.

The following table summarizes our liquidity position as of June 30, 2011 (excluding Capital received after quarter-end):

	As at	As at
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Cash	$1,399	$22
Working capital (deficit)	(116,221)	(161,929)
Total assets	126,150	92,595
Total liabilities	160,442	169,835
Shareholders’ equity (deficiency)	(34,292)	(77,240)

We anticipate that we will require approximately $1,075,000 to pursue our plan of operations over the next 12 months. As at June 30, 2011, we had cash of $ 1,399 and a working capital deficit of $116,221. On August 11, 2011 we received additional working capital from share subscriptions totaling US$20,000. On August 3, 2011 we settled $64,829 debt by issuing 498,692 common shares. We expect to receive proceeds of share subscriptions totaling $750,000 by issuing 10,000,000 common shares by August 26, 2011. We require additional financing to pursue our plan of operations over the next 12 months, with amounts primarily depending upon the results of any cash flows from Edam oil revenues, and the actual costs of our first year exploration program in Bulgaria on Vranino 1-11. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Over the next 12 months, we plan to primarily concentrate on exploring the Vranino 1-11 claim and associated projects.

Below is a summary of our anticipated expenditures over the next 12 months:

Description	Estimated
expenses
($)
Office and general	275,000
Consulting Fees	100,000
Professional Fees	200,000
Wages and Benefits	150,000
Management Fees	400,000
Total	1,075,000

If we lose the Vranino 1-11 claim in Bulgaria then our anticipated expenditures will be significantly reduced.

Cash Flow from Investing Activities

Net cash from investing activities in the six months ended June 30, 2011 was $ nil compared to $44,140 used in investing activities in the six months ended June 30, 2010.

Cash Provided By Financing Activities

In the six months ended June 30, 2011, received cash of $145,550 compared to $125,550 in six months ended June 30, 2010.

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

Management has evaluated the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2011 (under the supervision and with the participation of our principal executive officer and principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures were effective as three months ended June 30, 2011.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are party to legal proceedings in Bulgaria where a competitive bidder, Overgas, seeks to overturn the Bulgarian Counsel of Minister’s award of the Vranino 1-11 exploration claim to us. The Ministry of Energy, Environment and Tourism continues to support the granting of the award to Park Place. The matter was originally scheduled to be heard in October 2011 however, we expect the matter be delayed to early 2012.

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

On May 27, 2011 the Company issued 500,000 common shares at a value of US$0.06 per share for payment of outstanding payables of $29,340. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On August 3, 2011, the Company issued 498,692 shares to settle debt with a fair value of $64,829. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On August 11, 2011 the Company issued 266,666 common shares at a value of US$0.075 per share for cash payment of $20,000. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On August 12, 2011 the Company issued 206,250 common shares at a value of $.08 per share for cash payment of $16,500. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

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
Date: August 18, 2011