Form 10-Q
period 2011-09-30
Park Place Energy Corp.
filed 2011-11-21
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300, 400 - 5th Avenue SW
Calgary, Alberta, Canada	T2P 0L6
(Address of principal executive offices)	(Zip Code)

403-539-8710
Registrant’s telephone number, including area code

1541 Ocean Avenue 200, Santa Monica, CA, 90401
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
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 20,667,726 shares of common stock as of November 14, 2011.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Park Place Energy Corp.(sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
September 30, 2011
(Expressed in Canadian dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current assets

Cash	354,695	22
Amounts receivable	8,932	5,680
Prepaid expenses and deposits	37,380	2,204
Due from related parties (Note 9)	2,065	–

Total current assets	403,072	7,906

Property and equipment	6,419	7,829

Oil and gas properties (Note 3)	79,350	76,860

Total assets	488,841	92,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	39,603	169,835

Total liabilities	39,603	169,835

Going concern (Note 1)
Commitments and contingencies (Note 9)
Subsequent event (Note 10)

Stockholders’ deficit

Common stock
Authorized: 40,000,000 shares, par value US$0.00001 Issued and outstanding: 20,667,726 shares (December 31, 2010 – 5,598,909 shares)	208	56

Additional paid-in capital	12,765,783	11,571,924

Share subscriptions receivable (Note 5)	(309,780)	–

Accumulated other comprehensive income	215,800	228,480

Deficit accumulated during the exploration stage	(12,222,773)	(11,877,700)

Total stockholders’ deficit	449,238	(77,240)

Total liabilities and stockholders’ deficit	488,841	92,595

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated from
	Three months		Nine months		May 4, 2006
	ended		ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Oil and gas revenue	–	–	–	–	1,619,047

Direct costs
Depletion	–	–	–	–	1,235,574
Production costs	–	–	–	–	1,140,050

	–	–	–	–	(756,577)

Expenses

Consulting	82,183	9,503	126,826	112,117	1,992,517
Depreciation	470	458	1,410	1,056	5,459
Exploration costs	–	–	–	–	308,534
Foreign exchange loss	14,820	133	18,268	2,684	139,454
Investor relations	865	1,474	8,390	8,102	892,428
Management fees	16,006	–	31,636	–	663,274
Office and general	14,849	22,021	39,073	69,864	761,664
Professional fees	23,489	5,396	65,525	95,021	985,771
Stock-based compensation	–	168,072	–	331,072	2,004,083
Travel	3,941	337	3,941	8,200	196,660
Write off (recovery) of oil and gas costs	–	–	(35,378)	–	4,209,298

Total expenses	156,623	207,394	259,691	628,116	12,159,142

Loss before other income (expense)	(156,623)	(207,394)	(259,691)	(628,116)	(12,915,719)

Other income (expense)

Accretion of discount on convertible note payable	(95,988)	–	(109,946)	–	(109,946)
Gain on marketable securities	–	4,434	–	4,434	4,635
Gain on sale of oil and gas properties	–	–	–	–	381,166
Gain on settlement of debt	–	–	4,886	–	346,663
Interest and other revenue	–	15,766	19,678	57,836	129,383
Loss on sale of oil and gas properties	–	–	–	–	(53,869)
Loss on write-down of promissory note	–	–	–	–	(254,997)

Total other income (expense)	(95,988)	20,200	(85,382)	62,270	443,035

Loss before income taxes	(252,611)	(187,194)	(345,073)	(565,846)	(12,472,684)

Deferred income tax recovery	–	–	–	–	291,060

Net loss for the period	(252,611)	(187,194)	(345,073)	(565,846)	(12,181,624)

Other comprehensive income (loss)

Foreign currency translation adjustment	(14,494)	(63)	(12,680)	(12,259)	215,800

Comprehensive loss	(267,105)	(187,257)	(357,753)	(578,105)	(11,965,824)

Loss per share, basic and diluted	(0.02)	(0.04)	(0.04)	(0.15)

Weighted average number of shares outstanding	11,184,331	4,436,196	8,644,038	3,732,652

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	May 4, 2006
	ended	ended	(inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
	$	$	$

Operating activities

Net loss for the period	(345,073)	(565,846)	(12,181,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	109,946	–	109,946
Deferred income tax recovery	–	–	(291,060)
Depletion	–	–	1,235,574
Depreciation	1,410	1,056	5,459
Gain on sale of marketable securities	–	(4,434)	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	(4,886)	–	(346,663)
Interest accrued on notes payable	–	–	12,530
Shares and warrants issued for services	–	11,274	895,760
Stock-based compensation	–	331,072	2,004,083
Write-off of exploration advances	–	–	37,558
Write-off of oil and gas costs	–	–	2,924,647

Changes in operating assets and liabilities
Amounts receivable	(3,252)	59,468	(8,932)
Prepaid expenses and deposits	(35,176)	(3,030)	(37,420)
Accounts payable and accrued liabilities	(7,035)	160,164	1,007,417
Due to related parties	(2,065)	(77,353)	63,384

Net cash used in operating activities	(286,131)	(87,629)	(4,955,142)

Investing activities

Cash acquired through recapitalization	–	–	320
Exploration advances	–	(37,264)	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	–	–	(3,741,761)
Purchase of property and equipment	–	(6,365)	(11,878)

Net cash used in investing activities	–	(43,629)	(4,466,603)

Financing activities

Proceeds from loans payable	145,550	–	770,550
Proceeds from issuance of common stock/ subscriptions received	498,744	144,845	8,785,753
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	644,294	144,845	9,541,275

Effect of exchange rate changes on cash	(3,490)	(12,259)	235,165

Change in cash	354,673	1,328	354,695

Cash, beginning of period	22	4,414	–

Cash, end of period	354,695	5,742	354,695

Supplementary cash flow information (Note 8)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Nine months ended September 30, 2011
(Expressed in Canadian dollars)
(unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Park Place Energy Corp. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has accumulated losses of $12,222,773 since inception. This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on January 1, 2011 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

	September 30,	December 31,
	2011	2010
	$	$

Unproven Properties

Canada	79,350	76,860

On June 5, 2011, the Company entered into two farm-in agreements related to our 25% interest in an 80 acre oil and gas parcel located in western Saskatchewan. Pursuant to the terms of the agreement, the operator has agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells are drilled, the operator will be provided with a 60% working interest in the properties.

The Company presently holds a 98,000 square kilometer exploration claim in the Dobroudja Basin located in northeast Bulgaria (“the Vranino Block”). The Company intends to conduct exploration activities over a 5 year period including seismic processing and the drilling of, at minimum, six test wells for a minimum cost of approximately US$5,000,000. An appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and is presently pending. The Company awaits the result of this appeal process prior commencing the exploration program.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Nine months ended September 30, 2011
(Expressed in Canadian dollars)
(unaudited)

4.	Note Payable

On March 29, 2011, the Company issued a convertible promissory note for $145,500 (US$150,000). The note was secured by the issuance of 5,000,000 common shares of the Company, bearing interest at 10% per annum. The note was convertible into share of common stock of the Company at US$0.04 per share. In accordance with ASC 470, “Debt - Debt with Conversions and Other Options”, the Company determined that the note contained a beneficial conversion feature. Accordingly, the Company recognized $109,946 (US$112,500) as additional paid-in capital with an equivalent discount against the note.

On August 19, 2011, an amendment agreement was signed increasing the conversion price to Cdn$0.05 per share of common stock.

On September 30, 2011, the note was converted into 3,288,600 shares of common stock for the balance of the note plus accrued interest. At this time the remaining balance of the discount was recorded to accretion expense for a total of Cdn$109,946 (US$112,500) for the nine month period ending September 30, 2011.

5.	Common Stock

(a)

On May 4, 2011, the Company issued 500,000 shares of common stock as collateral for the note payable described in Note 4. On September 30, 2011, the shares were cancelled upon conversion of the note payable to shares of common stock.

(b)

On May 27, 2011, the Company issued 500,000 shares of common stock with a fair value of US$0.05 per share to settle accounts payable of Cdn$29,319 (US$30,000). The issuance resulted in a gain on settlement of debt of Cdn$4,886 (US$5,000).

(c) On August 11, 2011, the Company issued 266,667 shares of common stock at a price of US$0.075 per share for proceeds of Cdn$19,766 (US$20,000).

(d) On August 12, 2011 the Company issued 206,250 shares of common stock at a price of US$0.08 per share for proceeds of Cdn$16,347 (US$16,500).

(e) On September 28, 2011 the Company issued 648,300 shares of common stock with a fair value of Cdn$66,943 (US$64,830) to settle accounts payable.

(f) On September 29, 2011, the Company issued 184,000 shares of common stock with a fair value of Cdn$19,073 (US$18,400) to settle accounts payable.

(g)

On September 30, 2011 the Company issued 9,975,000 shares of common stock at a price of US$0.075 per share for proceeds of Cdn$772,411 (US$748,025), of which $309,780 (US$300,000) was received as share subscriptions receivable. Refer to Note 11.

(h)

On September 30, 2011 the Company issued 3,288,600 shares of common stock at a price of $0.05 per share for the conversion of the Cdn$157,230 (US$150,000) note payable plus accrued interest of Cdn$7,862 (US$7,500).

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding and exercisable, December 31, 2010 and September 30, 2011	294,881	0.51	0.57	–

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Nine months ended September 30, 2011
(Expressed in Canadian dollars)
(unaudited)

6.	Stock Options (continued)

Additional information regarding stock options as of September 30, 2011, is as follows:

	Exercise
Number of	price
options	$	Expiry date

294,881	0.51	January 25, 2012

As of September 30, 2011 and December 31, 2010, the Company had no unrecognized compensation expense relating to unvested options.

The fair value for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010

Risk-free interest rate	–	1.83%
Expected life (in years)	–	2.0
Expected volatility	–	280%

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, December 31, 2010	287,856	0.31

Expired	(33,333)	0.60

Balance September 30, 2011	254,523	0.27

As at September 30, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

187,857	0.26	January 16, 2012
66,666	0.30	May 19, 2012

254,523

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Nine months ended September 30, 2011
(Expressed in Canadian dollars)
(unaudited)

8.	Supplementary Cash Flow Information

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
	$	$

Non-cash investing and financing activities:
Common stock issued to accounts payable and accrued liabilities	123,197	443,737
Common stock issued for conversion of note payable	157,230	–
Marketable securities received for assignment of oil and gas interest	–	75,000

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

9.	Commitments and Contingencies

(a)

The Company’s Vranino 1-11 exploration claim in Bulgaria is the subject of an appeal before the Supreme Administrative Court of Bulgaria whereas a competitive bidder seeks to overturn the award. The matter is ongoing and is awaiting trial.

(b)

The Company is obligated to perform a five year work program on the Vranino 1-11 block of North East Bulgaria which total cost is estimated at US$5,000,000, subject to the finalization of the award in favor of the Company.

10.	Subsequent Event

Subsequent to September 30, 2011, the Company received the full balance of the share subscriptions receivable of $309,780 (US$300,000).

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

In 2010, we revamped our business strategy to focus on obtaining European exploration properties for both conventional and unconventional gas (shale, tight gas and coal bed methane). We retained consultants with specialized technical expertise in unconventional gas exploration to assist us in locating, assessing and planning suitable exploration and development of potential opportunities. In October of 2010, we were awarded an exploration permit for the “Vranino 1-11 block” located in Dobroudja Basin by the Bulgarian Counsel of Ministers, with terms and conditions of the permit as follows:

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

Our exploration of the Vranino 1-11 block has not yet commenced due to the fact the a competing bidder has disputed the award of the claim to Park Place. The appeal is set to be heard in March 2012. The Ministry of Economy, Energy and Tourism takes the position that the permit was validly issued to Park Place.

Financing

Effective September 30, 2011, we issued an aggregate of 9,975,000 shares of our common stock pursuant to private placement subscription agreements with nine (9) investors at a purchase price of $0.075 per share for aggregate proceeds of $748,125. We issued the shares to seven (7) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 30, 2011, we issued an aggregate of 3,288,600 common shares at a purchase price of CDN$0.05 per share in accordance with the terms of the Convertible Promissory Note dated April 6, 2011 (as reported in our 10-Q dated May 16, 2011), and as amended August 19, 2011. The full amount owing under the note was converted into shares of our common stock for aggregate proceeds of US$157,500. We issued the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Park Place intends to pay for the initial year of the Vranino exploration program utilizing funds received from the August Offering. Park Place plans intends to raise additional capital within the next twelve months to pay for the balance of the work program relating to Vranino 1-11 in Bulgaria. The work program is expected to conclude no later than in 2016. Subject to the positive conclusion of the appeal before the Supreme Administrative Court of Bulgaria, management will undertake subsequent financings as required.

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

Park Place anticipates disposing of its interest in the Edam property for cash consideration so that it may use the proceeds towards general corporate purposes in furtherance of its Vranino 1-11 claim in Bulgaria. Until the production results and production quantities are known, it is difficult to assess the potential selling price for its interest in the Edam claim.

While the Company awaits the outcome of legal in Bulgaria relating to the Vranino 1-11 claim, Park Place is actively seeking further exploration opportunities either through direct acquisition or joint venture agreements in the same region.

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,075,000 to pursue our plan of operations over the next 12 months. As at September 30, 2011, we had cash of $354,695. On October 4, 2011 we received payment for subscription receivables of $309,780.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock will be required to complete our plan of operations. If we do not continue to obtain additional financing going forward, we will reevaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2011 which are included herein.

Revenue

We did not have any oil and gas revenue for the nine months ended September 30, 2011, nor for the nine months ended September 30, 2010.

Since inception, we have incurred oil and gas revenues of $1,619,047 relating to our successful exploration efforts and depletion costs of $1,235,574. We have written off expenditures of $4,209,298 relating to exploration efforts that did not yield productive results.

Expenses

Our total expenses for the nine months ending September 30, 2011 total $259,691 compared to $628,116 for the same period in 2010. The significant reduction in expenses relates to the fact that we have been delayed in implementing our exploration program in Bulgaria which results from the appeal taken of the award of the claim by a competitive bidder. Our expenses for the three months ending September 30, 2011 were $156,623 compared with $207,394 for the same period in 2010.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $14,849 for the three months ended September 30, 2011 from $22,021 for the three months ended September 30, 2010.

Professional Fees

Our professional fees decreased to $23,489 for the three months ended September 30, 2011 from $5,396 for the three months ended September 30, 2010.

Management and Consulting

Our management and consulting fees increased to $98,189 for the three months ended September 30, 2011 from $9,503 for the three months ended September 30, 2010.

Investor Relations Expenses

Our investor relations expense for the three months ended September 30, 2011 increased to $865 compared to $1,474 for the three months ended September 30, 2010.

Stock-Based Compensation Expense

Our stock-based compensation expense decreased to $nil for the three months ended September 30, 2011 from $168,072 for the three months ended September 30, 2010.

Loss

Our net loss before other items and taxes for the three months ended September 30, 2011 was $252,611, compared to $187,194 for the three months ended September 30, 2010. Our net loss before other items and taxes for the nine months ended September 30, 2011 was $345,073, compared to $565,846 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to September 30, 2011, we raised net proceeds of $8,785,753 in cash from the issuance of common stock and share subscriptions received, $770,550 from loans payable for a total of $9,556,303 of cash provided by financing activities for the period.

We used net cash of $286,131 in operating activities for the nine months ended September 30, 2011 compared to $87,629 for the same period in 2010. We used net cash of $4,955,142 in operating activities for the period from May 4, 2006 (date of inception) to September 30, 2011.

The following table summarizes our liquidity position as of September 30, 2011 (excluding Capital received after quarter-end):

	As at	As at
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Cash	$354,695	$22
Working capital (deficit)	363,469	(161,929)
Total assets	488,841	92,595
Total liabilities	39,603	169,835
Shareholders’ equity (deficiency)	449,238	(77,240)

We anticipate that we will require approximately $1,075,000 to pursue our plan of operations over the next 12 months. As at September 30, 2011, we had cash of $ 354,695 and working capital of $363,469. We require additional financing to pursue our plan of operations over the next 12 months, with amounts primarily depending upon the results of any cash flows from Edam oil revenues, and the actual costs of our first year exploration program in Bulgaria on Vranino 1-11. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Below is a summary of our anticipated expenditures over the next 12 months:

Description	Estimated
expenses
($)
Office and general	275,000
Consulting Fees	100,000
Professional Fees	200,000
Wages and Benefits	150,000
Management Fees	400,000
Total	1,075,000

If we lose the Vranino 1-11 claim in Bulgaria then our anticipated expenditures will be significantly reduced.

Cash Flow from Investing Activities

Net cash from investing activities in the nine months ended September 30, 2011 was $nil compared to $43,629 used in investing activities in the nine months ended September 30, 2010.

Cash Provided By Financing Activities

For the nine months ended September 30, 2011, received cash of $640,294 compared to $144,845 for the nine months ended September 30, 2010.

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

Management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of our principal executive officer and principal financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures were effective as of September 30, 2011.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are party to legal proceedings in Bulgaria where a competitive bidder, Overgas, seeks to overturn the Bulgarian Counsel of Minister’s award of the Vranino 1-11 exploration claim to us. The Ministry of Energy, Environment and Tourism continues to support the granting of the award to Park Place. The next court hearing is scheduled for March 2012.

Item 1A.             Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2011 the Company issued 266,667 common shares at a value of US$0.075 per share for cash payment of US$20,000. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On August 12, 2011 the Company issued 206,250 common shares at a value of $0.08 per share for cash payment of US$16,500. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On September 28, 2011, the Company issued of 648,300 common shares to settle debt with a fair value of US$64,830. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On September 29, 2011 the Company issued 184,000 common shares to settle debt with a fair value of US$18,400. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On September 29, 2011 the Company issued 9,975,000 common shares at a value of US$0.075 per share for cash payment of $748,025. We relied on Regulation S as an exemption from the registration requirements of the Securities Act for the issuance of the shares.

On September 30, 2011, we issued an aggregate of 3,288,600 common shares at a purchase price of CND$0.05 per share in accordance with the terms of the Convertible Promissory Note dated April 6, 2011 (as reported in our 10-Q dated May 16, 2011), and as amended August 19, 2011. The full amount owing under the note of US$150,000 plus accrued interest of US$7,500) was converted into shares of our common stock. We issued the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                (Removed and Reserved)

Not applicable.

Item 5.                Other Information

None

Item 6.               Exhibits

Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)

10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Park Place Energy Corp. 2007 Stock Option Plan, as amended June 2009(10)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
10.31	Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)
10.32	Convertible Promissory Note dated April 6, 2011 with Pikka Asset Management Ltd (12)
14.1	Code of Ethics (4)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
Name of Subsidiary	Jurisdiction of Incorporation
Park Place Energy (Canada) Inc.	British Columbia
Park Place Energy (International) Inc.	British Columbia
Certifications
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(13)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.
(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	“David Johnson”
David Johnson
President, Chief Executive Officer, Secretary,
Treasurer and a Director
(Principal Executive Officer and Principal Financial Officer)
Date: November 18, 2011