Form 10-K
period 2011-12-31
Park Place Energy Corp.
filed 2012-04-16
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 300, 400-5th Avenue SW
Calgary, AB	T2P 0L6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 537-8710

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
[   ] Yes     [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.11) on that date, was approximately $1,220,880.

The registrant had 20,667,581 shares of common stock outstanding as of April 13, 2012.

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

General

Park Place Energy Corp. is an exploration stage company engaged in exploring for oil and natural gas. Throughout this Annual Report on Form 10-K, the terms "Park Place" "we" "us," "the Company", "our" and "our company" refer to Park Place Energy Corp. and its subsidiaries.

Today, the operations of our company and its subsidiaries concentrate on CBM and tight gas exploration and development in the Dobrich region in north eastern Bulgaria. Our goal is to become a recognized producer of gas in Bulgaria and in CBM property acquisition, exploration, development and production in Europe. Our principal business offices are located at Suite 300, 4-5th Avenue SW, Calgary, AB, Canada, T2P 0L6 and our telephone number is (403) 537-8710.

We currently have interests in oil and gas properties in the Canadian province of Saskatchewan and in Eastern Bulgaria. See “Properties” for more information about our interests. On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas in the Dobroudja Basin. The Permit is for a five year period. On October 25, 2010 an appeal against the Bulgarian Council of Ministers decision was filed with the Supreme Administrative Court of Bulgaria by a competitive bidder.

Park Place believes that good environmental, social, health and safety performance is an integral part of our business success. Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over six years and no major environmental incidents. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate. Our vision is zero harm to people and the environment while creating value for our shareholders as well as for Bulgaria, including the regions and communities within which we operate. We have a commitment to be a good corporate citizen of the countries in which our properties are located, striving to emphasize and utilize very high levels of local personnel, services, and equipment.

Our Website

Our website can be found at www.parkplaceenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), can be accessed free of charge by linking directly from our website under the "Investor Relations - SEC Filings" caption to the SEC's Edgar Database.

Vranino 1-11 exploration block, Bulgaria

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

  Initiate a comprehensive 2-D and 3-D seismic program over the license area,

  Drill and complete a 5 additional test wells in the eastern up-thrown block within the license area

Our minimum work commitment as required by the permit broken down by year is as follows:

Year	Exploration activity	Budgeted cost
Year 1	Complete the Vranino #1 well, Identify existing seismic lines that would be good candidates for reprocessing, Purchase and reprocess existing seismic data.	$350,000
Year 2	Design and make initial arrangements for acquisition of 2-D seismic, Acquisition of new 2-D high resolution seismic; Process and interpret 2-D seismic; Incorporate data (2-D) into geologic model; Design and make initial arrangements for new 3-D high resolution seismic acquisition	$275,000
Year 3	Acquisition of new 3-D high resolution seismic; Process and interpret 3-D seismic; Incorporate data (3-D) into geologic model.	$350,000
Year 4	Design drilling program; Drill and complete first of five wells; Test and evaluate production; Design drilling program for remaining four wells of 5-Spot based on results of evaluation of first well.	$800,000
Year 5	Drill and complete remaining four wells of 5-Spot; Design gathering system for five wells; Prepare Summary Report of project results.	$3,050,000
	Total estimated work program budget	$4,825,000

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

Our exploration of the Vranino 1-11 block has not yet commenced due to the fact the a competing bidder has disputed the award of the claim to Park Place. The outcome of the appeal is expected to be received in May of 2012. The Company takes the position that the permit was validly issued to it.

Major 2011 Events

On June 5, 2011, the Company entered into two farm-in agreements related to its 25% working interest in an 80 acre oil and gas parcel located in western Saskatchewan. Pursuant to the terms of the agreement, the operator agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells were drilled, the operator was provided with a 60% working interest in the properties. Subsequent to year end the property ceased producing oil and the management made the decision to fully impair the property as at December 31, 2011.

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

Effective September 30, 2011, we issued an aggregate of 3,288,600 common shares at a purchase price of Cdn$0.05 per share in accordance with the terms of the Convertible Promissory Note dated April 6, 2011 (as reported in our 10-Q dated May 16, 2011), and as amended August 19, 2011. The full amount owing under the note was converted into shares of our common stock for aggregate proceeds of USD $157,500. We issued the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 4, 2011, we added two new directors Parvez Tyab and Dr. Art Halleran. Both our new directors have significant experience in international exploration in oil and gas exploration and development and have been actively involved in the Vranino 1-11 project to since appointment. We feel that these additions will contribute significant expertise, knowhow and experience to our project in Bulgaria and other international projects we may undertake.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

General

Our oil and gas operations are subject to various federal, provincial, state and local governmental regulations in Canada, the United States and Bulgaria. Matters subject to regulation include exploration permits, discharge permits for drilling operations, drilling and abandonment bonds, operating practices, reports concerning operations, the spacing of wells, pooling of properties, taxation and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

Oil and Gas Regulation

In Bulgaria, the oil and gas industry is regulated by various federal laws, acts and regulations. These acts are primarily the Underground Resources Act “URA” and the Environment and Water Protection Act. Additionally, in December 2011, the Bulgarian Counsel of Ministers imposed a temporary moratorium on shale gas exploration and hydraulic fracking. This moratorium is presently under review by a commission established by the Counsel of Ministers, which pending recommendations, is likely to result in amendments to the URA and a revocation of the moratorium. The Company will adjust its exploration and development plans as is required depending on the outcome of the final legislation.

In Canada, in addition to federal regulation, each province and state has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than government lands are determined by negotiations between the mineral owner and the lessee. Royalties on government land are determined by government regulation and are generally calculated as a percentage of the value of gross production, and the rate of royalties payable generally depends upon prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations in both Canada and Bulgaria at present.

Competition

We operate in highly competitive industries, competing with other oil and gas exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate such properties. Most of our competitors have financial resources, staffs and facilities substantially greater than our company’s. The principal area of competition is encountered in the financial ability for our company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment. Competition for the acquisition of oil and gas wells is intensifying, especially in Europe, where super majors have increasing interest in acquiring exploration blocks. Therefore, we may not be successful in acquiring additional blocks in the face of this competition. No assurance can be given that we will be successful in its efforts to secure additional properties and or develop its existing oil and properties.

Employees & Directors

As of December 31, 2011, our business is generally conducted through our directors and also through consultants of the company. The following is a description of our Director’s professional experience in Oil and Gas:

David Johnson, President, Director

David Johnson has served as the company’s president since 2008 during which time the company disposed its North American assets to focus on unconventional gas in Europe. Mr. Johnson has overseen several of Park Place’s exploration and development projects in the past, including the 8 mile interests in northern BC, its Tennessee and Alberta claims.

Parvez Tyab - Director

Parvez Tyab has over 20 years’ experience as a financier and corporate executive, having served as an officer and director of a number of public and private companies. Mr. Tyab has been involved in the acquisition and development of oil and gas properties and natural resource projects in Canada, the US as well as internationally with an emphasis on Africa. In 2006 he co-founded and served as Executive Vice President of a company developing oil and gas in Egypt. More recently Mr. Tyab was involved in the acquisition of, and initial $165 Million private placement financing for, an oil and gas project in the Republic of Chad. Mr. Tyab currently serves as director of a significant potash project in the Republic of Congo. In 2009, Mr. Tyab co-founded Griffiths Energy International Inc. and served as that company’s corporate secretary and director until July 2011.

Dr. Art Halleran - Director

Dr. Halleran is a geologist obtaining his Ph.D. from the University of Calgary, who has 31 years of international petroleum exploration experience. International experience includes countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran's experience includes work with Petro-Canada, Chevron, Rally Energy and Canacol Energy. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Canacol is credited in the largest oil discovery in Colombia over the last fifteen years which is raised over $200,000,000 to develop. Previously Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt) which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as chief executive officer of United Hunter Oil and Gas Corp., a company with oil interests in California, USA. Dr. Halleran was appointed as a director of Park Place Petroleum to provide technical expertise and oversight to the Dobroudja Basin gas project in Bulgaria. We consider his education and technical experience in the energy sector will be valuable to our company.

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

Risks Relating to Our Business

We have a limited operating history and have incurred losses to date, and require financing for continued operations. If we do not continue to receive financing, then we may have to scale back or even cease our ongoing business operations.

We have a limited oil and gas operating history and our success is significantly dependent on a successful acquisition, drilling, completion and production of our properties. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage with production, and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

The outcome of our legal dispute regarding the Vranino 1-11 block will materially impact our performance and our ability to raise capital in the future.

As previously noted, the permit granted to us by the Bulgarian Counsel of Ministers is subject to an appeal by a competitive bidder. There are no guarantees that our permit will be upheld by the Courts. If the Courts do not uphold our permit, then Park Place will likely lose the block, and will not be able to explore the property for gas. In that case, Park Place will be required to find additional properties and there is no guarantee that suitable properties will be found. Additionally, if the Permit is cancelled, this will likely have a material impact on our ability to raise capital and the performance of our company.

Most of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on these properties.

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

The production and producing life of wells is uncertain and production will decline.

If any well becomes commercially productive, it will not be possible to predict the life and production of that well. The actual producing lives could differ from those anticipated. Sufficient CBM may not be produced for us to receive a profit or even to recover our initial investment. In addition, production from our CBM gas wells will decline over time, and does not indicate any consistent level of future production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and exploitation plans on a timely basis and within our budget.

Shortages or the high costs of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition or results of operations. If the unavailability or high cost of rigs, equipment, supplies or personnel were particularly severe in Bulgaria, we could be materially and adversely affected.

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

Our cash flow from our reserves, if any, may not be sufficient to fund our ongoing activities in the future. We will be required to raise additional financing for the Vranino 1-11 property. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities, if any. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties, miss certain acquisition opportunities and reduce or terminate our operations. If our revenues from our reserves, if any, decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to replace our reserves, if any, or to maintain production. If our Company’s cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favourable terms.

If we lose the services of our management and key consultants, or fail to acquire additional consultants in the future, then our plan of operations may be delayed or be more expensive to undertake than anticipated.

Our success depends to a significant extent upon the continued service of our Directors and consultants and the addition of suitable consultants, employees and subcontractors to undertake the exploration of our oil and gas properties. Losing the services of key individuals, such as Mr. Johnson, Parvez Tyab, or Art Halloran could have a material adverse effect on the Company’s prospective business until a replacement is found. The Company does not have any key man insurance policies, and therefore there is a risk that the death or departure of any member of management or any key consultants could have a material adverse effect on the Company.

Our interests are held in the form of farmout agreements, licenses and leases that may terminate.

Our properties are held in the form of permits, leases and license agreements. If we fail to meet the specific requirements of the work programs, the license, permit or lease may terminate or expire. The termination or expiration of our permits, licenses or leases or the working interests relating may have a material adverse effect on our results of operation and business.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond the control of our company. World prices for oil and natural gas have fluctuated in recent years. Any material decline in prices could result in a reduction of net production revenue. Certain wells or other projects may become uneconomic as a result of a decline in world oil prices and natural gas prices, leading to a reduction in the volume of our company’s oil and gas reserves, if any. All of these factors could result in a material decrease in our future net production revenue, if any, causing a reduction in our oil and gas acquisition and development activities. A sustained material decline in prices from historical average prices could limit or reduce our borrowing base, therefore reducing the bank credit available to our company, and could require that a portion of any existing bank debt of our company be repaid.

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

The current regulatory regime governing oil and gas exploration in Bulgaria and Canada is subject to change. We cannot predict if, when or how any aspect of the regulatory regimes governing our activities may change. As a result, our business may be affected in ways that we cannot predict.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our Company’s consolidated financial statements include a statement that our financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our Company receiving the future continued support of our shareholders, obtaining additional financing and attaining profitable operations. The going concern assumption is only appropriate provided that additional financing continues to become available.

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

We may issue additional equity securities without the consent of stockholders. The issuance of any additional equity securities would further dilute our stockholders.

Our board of directors has the authority, without further action by the stockholders, to issue up to 40 million shares of common stock authorized under our charter documents, of which approximately 21 million shares were issued and outstanding as of March 31, 2012. The issuance of preferred stock could have the effect of restricting dividends on the common stock or delaying or preventing our change in control without further action by the stockholders. While we have no present plans to issue any shares of preferred stock, we may need to do so in the future in connection with capital raising transactions. In addition, we may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.              PROPERTIES

Our Properties

Canadian Property

Saskatchewan Property

Effective January 15, 2010, we received a 50% working interest in an exploration oil and gas property in Saskatchewan, Canada. On May 11, 2010, we assigned one-half of our 50% working interest to a third party for consideration of $75,000. This working interest covers 80 acres in Western Saskatchewan. On June 5, 2011, the Company entered into two farm-in agreements related to its 25% working interest in an 80 acre oil and gas parcel located in western Saskatchewan. Pursuant to the terms of the agreement, the operator agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells were drilled, the operator was provided with a 60% working interest in the properties. Subsequent to year end the property ceased producing oil and the management made the decision to fully impair the property as at December 31, 2011.

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

Productive Wells and Acreage

The following tables set forth our leasehold interest in productive oil wells, as of December 31, 2011:

Area	Gross (1)	Net (2)
Canada(3)	1.1
Total:	1.1
(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	The Company’s Edam well was shut in after the year end.

The following table sets forth the amounts of our net and gross productive wells and acreage(1) as of December 31, 2011:

Area	Gross (2)	Net (3)
Edam	80	8
Total:	80	8
(1)	Consists of acres spaced or assignable to productive wells.
(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(3)

A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2011:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria(2)	98,204	98,204
Total:	98,204	98,204
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

(2)	The Company’s Bulgarian exploration permit is currently under contest by a competitor before the Bulgarian Supreme Administrative Court

Drilling Activity

During 2011, two wells were drilled on the Edam property in Saskatchewan, Canada of which we have a 10% interest in.

Present Activities

The Company awaits the decision of the Supreme Administrative Court in Bulgaria regarding the Permit issued to the Company in the Dobroudja Basin.

In addition the Company is evaluating several international blue-sky acquisition opportunities.

ITEM 3.              LEGAL PROCEEDINGS

We currently are party to legal proceedings in Bulgaria relating to the exploration permit involving Vranino 1-11 as described herein.

We are not party to any other material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

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

2010	High Bid	Low Bid
4th Quarter	$0.60	$0.10
3rd Quarter	$0.23	$0.10
2nd Quarter	$0.28	$0.11
1st Quarter	$1.05	$0.05
2011
4th Quarter	$0.13	$0.02
3rd Quarter	$0.35	$0.08
2nd Quarter	$0.21	$0.05
1st Quarter	$0.20	$0.07

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

On November 21, 2011 the Company replaced the previous 2007 Stock Option Plan and adopted our 2011 Stock Option Plan, which allows for the issuance of options to purchase up to 2,000,000 shares of our common stock. A copy of our 2011 Stock Option Plan was filed on November 25, 2011 on a Form 8K. The following table provides a summary of the number of stock options outstanding as at December 31, 2011 under our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	594,881(1)	$0.30	1,700,000

(1)	294,881 options issued under a 2007 Stock Option Plan expired January 25, 2011

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2011 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011	November 21, 2011
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	August 22, 2011
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011	May 16, 2011

During the year ended December 31, 2011, we did not issue any securities without registration under the Securities Act which were not reported in the Quarterly Reports on Form 10-Q described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

ITEM 6.              SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2011 and 2010 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2011 and 2010, which are included in this annual report, and the related notes to the financial statements, as well as “Item 1 - Business.” This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Our Plan of Operations

Our initial Plan of Operations for the next 12 months is to resolve our permit issue in Bulgaria and additionally obtain new permits for gas in Europe.

Once our permit issue is resolved, the first year work program includes procurement of a seismic program of the license area which will cost approximately $350,000, part of which will be incurred over the next 12 months.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $500,000 to pursue our plan of operations over the next 12 months. As at December 31, 2011, we had cash of $432,535 and working capital of $407,611. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock, grants, and loans from the European Recovery and Development Bank.

Results of Operations – Years Ended December 31, 2011 and 2010

The table below sets out the operating expenses in the Consolidated Statements of Operations:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Oil and Gas Revenue	$30,135	$-

Direct Costs

Depletion	20,492	-

Operating expenses	23,532	-

Expenses

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Office and general	14,929	92.445

Depreciation	2,191	1,514

Exploration expenses	-	-

Foreign exchange gain (loss)	13,462	4,987

Professional fees	98,951	126,362

Consulting	87,946	326,231

Investor relations	24,609	20,777

Management fees	45,865	-

Travel	10,980	26,368

Stock-based compensation	10,023	59,129

Other Items

Interest revenue	-	67,356

Gain on sale of oil and gas properties	-	-

Loss on disposal of properties	-	4,635

Write-off oil and gas costs	(59,589)	(37,558)

Gain on settlement of debt	4,886	341,777

Net Loss	$(531,615)	$(281,603)

Oil and Gas Revenue

Our oil and gas revenue for the year ended December 31, 2011 was $ 30,135, compared to $nil for 2010. For the year ended 2011 the company incurred depletion costs of $20,492 and $23,532 in operating costs. The company incurred no depletion or operating costs during 2010 as a result of having no revenue.

Office and General Expenses

Our office and general expenses decreased to $14,929 for the year ended December 31, 2011 from $92,445 for 2010.

Professional Fees

Our professional fees decreased to $98,951 for the year ended December 31, 2011 from $126,362 for 2010.

Consulting Expenses

Our consulting expenses decreased to $87,946 for the year ended December 31, 2011 from $326,321 for 2010.

Investor Relations Expenses

Our investor relations expense for the year ended December 31, 2011 increased to $24,609 compared to $20,777 for 2010.

Management Fees

Our management fees increased to $45,865 for the year ended December 31, 2011 from $nil for 2010.

Travel Expenses

Our travel expenses decreased to $10,980 for the year ended December 31, 2011 from $26,368 for 2010.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $10,023 for the year ended December 31, 2011 from $59,129 for 2010.

Net Loss

As a result of the above, our net loss before other items for the year ended December 31, 2011 was $382,434, compared to $657,813 for 2010.

Liquidity and Capital Resources

	As at	As at
	December 31, 2011	December 31, 2010
Cash	$432,535	$22
Working capital (deficit)	407,611	(161,929)
Total assets	659,256	92,595
Total liabilities	61,328	169,835
Shareholders’ equity (deficit)	597,928	(77,240)

We anticipate that we will require approximately $500,000 to pursue our plan of operations over the next 12 months. As at December 31, 2011, we had cash of $432,535 and working capital of $407,611. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2011 increased to $311,831 from $219,803 in 2010.

Cash Used In Investing Activities

Net cash used for investing activities in the year ended December 31, 2011 was $187,900, compared to net cash from investing activities of $85,713 in 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended December 31, 2011, we received cash of $953,474 as a result of proceeds from the sale of our capital stock and proceeds from loans payable, compared to $120,487 in 2010.

Critical Accounting Policies

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

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements. At December 31, 2011, the Company has not capitalized any interest, general or administrative costs.

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

Stock-based compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Recent accounting pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2011 and 2010 and for the each of the three years in the period ended December 31, 2011, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

David Johnson, our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. Based on this evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2011 as a result of material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management (under the supervision and with the participation of our principal executive officer and principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was not effective as of December 31, 2011.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement certain control procedures including the absence of sufficient management review controls and separation of duties.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers:

Name and Municipality of
Residence	Current Office with Park Place Energy Corp.	Director Since

David Johnson	President, Chief Executive Officer and Director	June 13, 2008
Vancouver, British Columbia

Name and Municipality of
Residence	Current Office with Park Place Energy Corp.	Director Since
Parvez Tyab West Vancouver, British Columbia	Director	October 4, 2011

Art Halleran Calgary, Alberta	Director	October 4, 2011

The following is a description of the business background of the directors, director nominees and executive officers of our company.

David Johnson was appointed to our board on June 13, 2008. Prior to his appointment, in the past six years he was licensed with the Investor Dealers Association while employed with Odlum Brown Limited, a financial services firm (2005 – 2006). He also consulted to both private as well as public companies (2007 – 2012). The Board of Directors has concluded that Mr. Johnson should serve as a director given his experience with private and public companies, particularly those involved in the resources field.

Parvez Tyab was appointed to our board on October 4, 2011. Mr. Tyab has over 20 years’ experience as a financier and corporate executive, having served as an officer and director of a number of public and private companies. Mr. Tyab has been involved in the acquisition and development of oil and gas properties and natural resource projects in Canada, the US as well as internationally with an emphasis on Africa. In 2006 he co-founded and served as Executive Vice President of a company developing oil and gas in Egypt. More recently Mr. Tyab was involved in the acquisition of, and initial $165 Million private placement financing for, an oil and gas project in the Republic of Chad. Mr. Tyab currently serves as director of a significant potash project in the Republic of Congo. In 2009, Mr. Tyab co-founded Griffiths Energy International Inc. and served as that company’s corporate secretary and director until July 2011.

Dr. Arthur Halleran was appointed to our board on October 4, 2011. Dr. Halleran is a geologist obtaining his Ph.D. from the University of Calgary, who has 31 years of international petroleum exploration experience. International experience includes countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran's experience includes work with Petro-Canada, Chevron, Rally Energy and Canacol Energy. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Canacol is credited in the largest oil discovery in Colombia over the last fifteen years which is raised over $200,000,000 to develop. Previously Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt) which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as chief executive officer of United Hunter Oil and Gas Corp., a company with oil interests in California, USA.

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

Board Independence

Two of our directors are considered independent directors under SEC rules as they are not officers of our company.

Committees of the Board of Directors

Our company does not currently have any committees of our board of directors.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2011, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2011	No. of Late Reports During the Fiscal Year Ended December 31, 2010
David Johnson	Zero	Zero
Tom Mayenknecht(1)	-	Zero
Parvez Tyab(2)	Zero	-
Arthur Halleran(3)	Zero	-

Notes

(1)	Mr. Mayenknecht was appointed Secretary and Treasurer on June 27, 2008 and resigned on October 31, 2010.
(2)	Mr. Parvez was appointed as a Director on October 4, 2011
(3)	Dr. Hallaren was appointed as a Director on October 4, 2011

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Park Place Energy Corp., at Suite 300, 400-5 Avenue SW, Calgary, AB, T2P 0L6.

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our company’s principal executive officer during the year ended December 31, 2011;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2011, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2011;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen-sation Compen-sation ($)	Total ($)
David Johnson President & CEO(2)	2010 2011	33,768 53,873	- -	- -	13,060 -	- -	- -	- -	36,928 53,873
Tom Mayenknecht Secretary & Treasurer(3)	2010 2011	2,000 -	- -	- -	- -	- -	- -	- -	2,000 -

Notes

(1)	This column represents the grant date fair value of stock options granted.
(2)	Mr. Johnson was appointed President and CEO on June 12, 2008.
(3)	Mr. Mayenknecht was appointed Secretary and Treasurer on June 27, 2008 and resigned on October 31, 2010.

Outstanding Equity Awards as of December 31, 2010

The following table summarizes the outstanding equity awards as of December 31, 2011 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Johnson	30,000(1)	-	-	0.51	1/25/12	-	-	-	-
	-	-	-	-	-	-	-	-	-
Tom Mayenknecht	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

Notes

(1)	Options were issued under the now defunct 2007 Stock Option Plan and expired January 25, 2012.
(2)	Mr. Mayenknecht was appointed Secretary and Treasurer on June 27, 2008 and resigned on October 31, 2010.

Compensation of Directors

All compensation of our directors is disclosed under “Executive Compensation”, above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts or related arrangements with our executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 13, 2012 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 20,667,581 shares of common stock outstanding as of April 13, 2012.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following April 13, 2012, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of April 6, 2011
Name and Address of Beneficial Owner(1)	Shares	Percent
Named Executive Officers and Directors(2)

Parvez Tyab Director	2,850,000	13.79

Arthur Halleran Director	300,000 (3)	1.45

David Johnson President, Chief Executive Officer and Director	317,003	1.53

Directors and Executive Officers as a Group	3,467,003(4)	16.77

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on April 13, 2012.

(2)	The address of the executive officers and directors is c/o Park Place Energy Corp., Suite 300, 400-5 Avenue SW, Calgary, AB, T2P 0L6.

(3)	Includes options to acquire up to 300,000 shares of common stock exercisable within 60 days.

(4)	Includes 300,000 shares of common stock that may be acquired pursuant to options exercisable within 60 days.

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

(a)            During the year ended December 31, 2011, the Company incurred consulting fees of $3,751 (2010 - $nil) to the President of the Company.

(b)            During the year ended December 31, 2011, the Company incurred management fees of $45,865 (US$46,371) (2010 – $nil) and consulting fees of $3,751 (2010 – $35,768) to a company controlled by the President of the Company.

(c)            During the year ended December 31, 2011, the Company incurred consulting fees of $12,621 (US$12,760) (2010 - $nil) to a company controlled by a director of the Company.

(d)            During the year ended December 31, 2011, the Company issued 160,000 (2010 - 107,004) shares of common stock to a company controlled by the President of the Company for settlement of $16,522 (US$16,000) (2010 - $34,085 (US$32,101)).

(e)            As at December 31, 2011, the amount of $3,200 (2010 - $nil) is due from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)            As at December 31, 2011, the Company owed $5,308 (US$5,398) (2010 - $nil) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

(g)            As at December 31, 2011, the Company owed $1,967 (US$2,000) (2010 - $nil) to a company controlled by the President of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

Compensatory Arrangements

Other than compensatory arrangements described under “Executive Compensation,” we have no other transactions, directly or indirectly, with our promoters, directors, senior officers or principal stockholders, which have materially affected or will materially affect us.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Saturna Group Chartered Accountants LLP to act as our independent auditors for the year ended December 31, 2011. Davidson & Company LLP served as our independent auditors for the year ended December 31, 2010. We have not retained the services of any other independent auditors. Saturna Group and Davidson & Company LLP performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2011 and December 31, 2010:

Audit Fees

2011	2010
$27,750	$34,750

Audit Related Fees

2011	2010
None	None

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

Tax Fees

2011	2010
None	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2011	2010
None	None

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

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
December 31, 2011
(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Park Place Energy Corp. (An exploration stage company)

We have audited the accompanying consolidated balance sheet of Park Place Energy Corp. (an exploration stage company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Park Place Energy Corp. as at December 31, 2010 and 2009 and for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2010 were audited by other auditors whose report dated March 29, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 6, 2006 (date of inception) to December 31, 2010 reflect a net loss of $11,877,700 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the year and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Park Place Energy Corp.

We have audited the accompanying consolidated balance sheet of Park Place Energy Corp. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended and for the period from inception at May 4, 2006 to December 31, 2010. The Company’s management is responsible for these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from inception at May 4, 2006 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $11,877,700 as at December 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

     Chartered Accountants

Vancouver, Canada

March 29, 2011

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	December 31,	December 31,
	2011	2010
	$	$
ASSETS
Current assets
Cash	432,535	22
Amounts receivable	15,646	5,680
Prepaid expenses and deposits	17,558	2,204
Due from related party (Note 9)	3,200	–
Total current assets	468,939	7,906
Property and equipment (Note 3)	6,768	7,829
Oil and gas properties (Note 4)	183,549	76,860
Total assets	659,256	92,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	61,328	169,835
Total liabilities	61,328	169,835
Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock Authorized: 40,000,000 shares, par value US$0.00001
Issued and outstanding: 20,667,581 shares (2010 – 5,598,909 shares)	212	56
Additional paid-in capital	12,811,461	11,571,924
Accumulated other comprehensive income	195,570	228,480
Deficit accumulated during the exploration stage	(12,409,315)	(11,877,700)
Total stockholders’ equity (deficit)	597,928	(77,240)
Total liabilities and stockholders’ equity (deficit)	659,256	92,595

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)

			Accumulated from
			May 4, 2006
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011
	$	$	$

Oil and gas revenue	30,135	–	1,649,182

Direct costs
Depletion	20,492	–	1,256,066
Production costs	23,532	–	1,163,582

Total direct costs	44,024	–	2,419,648
	–	–
	(13,889)	–	(770,466)

Expenses

Consulting	87,946	326,231	1,953,637
Depreciation	2,191	1,514	6,240
Exploration costs	–	–	308,534
Foreign exchange loss	13,462	4,987	134,648
Impairment of oil and gas costs	59,589	37,558	4,304,265
Investor relations	24,609	20,777	908,647
Management fees	45,865	–	677,503
Office and general	14,929	92,445	737,520
Professional fees	98,951	126,362	1,019,197
Stock-based compensation	10,023	59,129	2,014,106
Travel	10,980	26,368	203,699

Total expenses	368,545	695,371	12,267,996

Loss before other income (expense)	(382,434)	(695,371)	(13,038,462)

Other income (expense)

Accretion of discount on convertible note payable	(146,205)	–	(146,205)
Gain on marketable securities	–	4,635	4,635
Gain on sale of oil and gas properties	–	–	381,166
Gain on settlement of debt	4,886	341,777	346,663
Interest	(7,862)	–	(7,862)
Other revenue (expense)	–	67,356	109,705
Loss on sale of oil and gas properties	–	–	(53,869)
Loss on write-down of promissory note	–	–	(254,997)

Total other income (expense)	(149,181)	413,768	379,236

Loss before income taxes	(531,615)	(281,603)	(12,659,226)

Deferred income tax recovery	–	–	291,060

Net loss for the period	(531,615)	(281,603)	(12,368,166)

Other comprehensive income (loss)

Foreign currency translation adjustment	(32,910)	(964)	205,006

Comprehensive loss	(564,525)	(282,567)	(12,163,160)

Loss per share, basic and diluted	(0.06)	(0.07)

Weighted average number of shares outstanding	9,676,576	4,190,989

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of stockholders’ equity (deficit)
(Expressed in Canadian dollars)

					Deficit
				Accumulated	accumulated
			Additional	other	during the
	Common Stock		paid-in	comprehensive	exploration
		Amount	capital	Income (loss)	stage	Total
	#	$	$	$	$	$
Balance, May 4, 2006 (date of inception)	–	–	–	–	–	–
Issuance of common stock for cash	193,387	1,592,010	–	–	–	1,592,010
Net loss for the period	–	–	–	–	(218,442)	(218,442)
Balance, December 31, 2006	193,387	1,592,010	–	–	(218,442)	1,373,568
Issuance of common stock for cash	106,467	1,492,000	–	–	–	1,492,000
Recapitalization	2,048,260	(2,792,659)	2,792,658	–	(26,121)	(26,122)
Renunciation of flow-through shares	–	(291,060)	–	–	–	(291,060)
Common stock surrendered for cancellation	(1,500,000)	(37)	23	–	(15,028)	(15,042)
Issuance of common stock for cash	173,333	52	2,553,148	–	–	2,553,200
Issuance of common stock for cash	46,740	14	688,465	–	–	688,479
Issuance of common stock in settlement of debt	25,157	8	399,992	–	–	400,000
Issuance of common stock for consulting agreement	6,667	2	139,443	–	–	139,445
Stock-based compensation	–	–	1,524,704	–	–	1,524,704
Stock issuance costs	–	–	(166,070)	–	–	(166,070)
Foreign currency translation adjustment	–	–	–	114,837	–	114,837
Net loss for the year	–	–	–	–	(4,335,207)	(4,335,207)
Balance, December 31, 2007	1,100,011	330	7,932,363	114,837	(4,594,798)	3,452,732
Issuance of common stock for cash	784,071	235	1,983,713	–	–	1,983,948
Issuance of common stock in settlement of debt	71,429	21	149,979	–	–	150,000
Issuance of common stock for consulting	183,333	56	560,702	–	–	560,758
Stock-based compensation	–	–	310,444	–	–	310,444
Stock issuance costs	–	–	(69,465)	–	–	(69,465)
Foreign currency translation adjustment	–	–	–	79,005	–	79,005
Net loss for the year	–	–	–	–	(5,195,292)	(5,195,292)
Balance, December 31, 2008	2,138,844	642	10,867,736	193,842	(9,790,090)	1,272,130

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of stockholders’ equity (deficit)
(Expressed in Canadian dollars)

					Deficit
				Accumulated	accumulated
			Additional	other	during the
	Common Stock		paid-in	comprehensive	exploration
		Amount	capital	Income (loss)	stage	Total
	#	$	$	$	$	$
Balance, December 31, 2008	2,138,844	642	10,867,736	193,842	(9,790,090)	1,272,130
Issuance of common stock for cash	155,000	46	92,390	–	–	92,436
Stock-based compensation	–	–	109,806	–	–	109,806
Foreign exchange translation adjustment	–	–	–	35,602	–	35,602
Net loss for the year	–	–	–	–	(1,806,007)	(1,806,007)
Balance, December 31, 2009	2,293,844	688	11,069,932	229,444	(11,596,097)	(296,033)
Issuance of common stock for cash	1,296,311	399	120,088	–	–	120,487
Issuance of common stock for settlement of debt	1,638,754	518	125,670	–	–	126,188
Issuance of common stock for consulting services	370,000	111	184,519	–	–	184,630
Warrants	–	–	10,926	–	–	10,926
Adjustment for par value	–	(1,660)	1,660	–	–	–
Stock-based compensation	–	–	59,129	–	–	59,129
Foreign exchange translation adjustment	–	–	–	(964)	–	(964)
Net loss for the year	–	–	–	–	(281,603)	(281,603)
Balance, December 31, 2010	5,598,909	56	11,571,924	228,480	(11,877,700)	(77,240)
Issuance of common stock for cash	10,447,917	108	807,816	–	–	807,924
Issuance of common stock for settlement of debt	1,332,300	14	110,436	–	–	110,450
Issuance of common stock for conversion of note payable	3,288,600	34	165,057	–	–	165,091
Intrinsic value of beneficial conversion feature	–	–	146,205	–	–	146,205
Stock-based compensation	–	–	10,023	–	–	10,023
Foreign exchange translation adjustment	–	–	–	(32,910)	–	(34,542)
Rounding difference related to stock splits	(145)	–	–	–		–
Net loss for the year	–	–	–	–	(531,615)	(531,615)
Balance, December 31, 2011	20,667,581	212	12,811,461	195,570	(12,409,315)	597,928

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)

			Accumulated from
			May 4, 2006
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011
	$	$	$

Operating activities

Net loss for the period	(531,615)	(281,603)	(12,368,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	146,205	–	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	20,492	–	1,256,066
Depreciation	2,191	1,514	6,240
Gain on sale of marketable securities	–	(4,635)	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	(4,886)	(341,777)	(346,663)
Impairment of oil and gas costs	59,589	–	2,984,236
Interest accrued on notes payable	7,862	–	20,392
Stock-based compensation	10,023	59,129	2,014,106
Write-off of exploration advances	–	37,558	37,558

Changes in operating assets and liabilities
Amounts receivable	(9,966)	(1,638)	(15,646)
Prepaid expenses and deposits	(15,354)	1,694	(17,598)
Accounts payable and accrued liabilities	6,828	114,918	1,021,280
Shares and warrants issued for services	–	10,926	386,975
Shares issued for consulting services	–	184,630	508,785
Due from related parties	(3,200)	(519)	62,249

Net cash used in operating activities	(311,831)	(219,803)	(4,980,842)

Investing activities

Cash acquired through recapitalization	–	–	320
Exploration advances	–	(37,558)	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	50,000	50,000
Proceeds from sale of marketable securities	–	79,635	79,635
Oil and gas properties expenditures	(186,770)	–	(3,928,531)
Purchase of property and equipment	(1,130)	(6,364)	(13,008)

Net cash used in investing activities	(187,900)	85,713	(4,654,503)

Financing activities

Proceeds from loans payable	145,550	–	770,550
Proceeds from issuance of common stock/ subscriptions received	807,924	120,487	9,094,933
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	953,474	120,487	9,850,455

Effect of exchange rate changes on cash	(21,230)	9,211	217,425

Change in cash	432,513	(4,392)	432,535

Cash, beginning of period	22	4,414	–

Cash, end of period	432,535	22	432,535

Supplementary cash flow information (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

1.	Nature of Business and Continuance of Operations

Park Place Energy Corp., formerly ST Online Corp. (the “Company”), was incorporated under the laws of the State of Nevada on August 27, 2004. On July 30, 2007, the Company acquired Park Place Energy (Canada) Inc. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Under recapitalization accounting, Park Place Energy (Canada) Inc. was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Park Place Energy (Canada) Inc. since inception. The Company is in the business of acquiring and exploring oil and gas properties.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has accumulated losses of $12,409,315 since inception. These factors raise doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced significant revenue from its principal business and is an exploration stage company as defined by ASC 915, “Development Stage Entities”. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Energy (Canada) Inc., which is incorporated under the laws of British Columbia, Canada; Park Place (International) Inc. which is incorporated under the laws of British Columbia, Canada, and 0794403 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada. All inter- company transactions and balances have been eliminated upon consolidation.

	(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, asset retirement obligations, valuation of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	(e)	Oil and Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs which are associated with acquisition, exploration and development activities are capitalized. General and administrative costs are capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.

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

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

	(f)	Asset Retirement Obligations

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

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, convertible debt, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is reasonably assured.

(i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2004 to 2010. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2011 and 2010, there were no charges for interest or penalties.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

2.	Summary of Significant Accounting Policies (continued)

	(j)	Foreign Currency Translation

The Company’s functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The parent company follows the current rate method of translation. Accordingly, assets and liabilities are translated into Canadian dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

	(k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

	(l)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	(m)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2011, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

	(n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

2.	Summary of Significant Accounting Policies (continued)

(o) Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			2011	2010
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	6,644	4,713	1,931	1,783
Office furniture and equipment	6,364	1,527	4,837	6,046

	13,008	6,240	6,768	7,829

4.	Oil and Gas Properties

	2011	2010
	$	$
Unproven Properties
Canada	–	76,860
Bulgaria	183,549	–
Proven Properties
Canada	80,082	–
Depletion	(20,492)	–
Impairment	(59,590)	–
	183,549	76,860

On January 28, 2010, the Company purchased a 50% interest in an oil and gas property located in Saskatchewan, Canada by issuing a US$150,000 note payable. This note payable was later settled by issuing 500,000 shares of common stock. On May 11, 2010, the Company assigned one-half of its 50% working interest in this property to a privately held exploration company. As consideration of the assignment, the Company received 750,000 shares of the private company. As the shares had no active market they were valued based on the consideration give up, being US$750,000.

On April 6, 2010, the Company sold all of its oil and gas properties located in Alberta, Canada for consideration of $50,000.

On June 5, 2011, the Company entered into two farm-in agreements related to its 25% interest in an 80 acre oil and gas parcel located in western Saskatchewan. Pursuant to the terms of the agreement, the operator has agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells were drilled, the operator was provided with a 60% working interest in the properties. Subsequent to year end the property ceased producing oil and the management made the decision to fully impair the property as at December 31, 2011.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

4.	Oil and Gas Properties (continued)

The Company presently holds a 98,000 square kilometer exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Vranino Block”). The Company intends to conduct exploration activities over a 5 year period including seismic processing and the drilling of, at minimum, six test wells for a minimum cost of approximately US$5,000,000. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and is presently pending. The Company awaits the result of this appeal process prior commencing the exploration program.

5.	Note Payable

On March 29, 2011, the Company issued a convertible promissory note for $145,500 (US$150,000). The note was secured by the issuance of 5,000,000 common shares of the Company, bearing interest at 10% per annum. The note was convertible into share of common stock of the Company at US$0.04 per share. In accordance with ASC 470, “Debt - Debt with Conversions and Other Options”, the Company determined that the note contained a beneficial conversion feature. Accordingly, the Company recognized $146,205 (US$150,000) as additional paid-in capital with an equivalent discount against the note.

On August 19, 2011, the agreement was amended to modify the conversion price to $0.05 per share of common stock.

On September 30, 2011, the note was converted into 3,288,600 shares of common stock for the balance of the note plus accrued interest. At this time the remaining balance of the discount was recorded to accretion expense for a total of Cdn$146,205 (US$150,000) for the year ended December 31, 2011.

6.	Common Stock

Stock transactions during the year ended December 31, 2011:

(a)

On May 4, 2011, the Company issued 5,000,000 shares of common stock as collateral for the note payable described in Note 5. On September 30, 2011, the shares were cancelled upon conversion of the note payable to shares of common stock.

(b)

On May 27, 2011, the Company issued 500,000 shares of common stock with a fair value of $24,433 (US$25,000) per share to settle accounts payable of $29,319 (US$30,000). The issuance resulted in a gain on settlement of debt of $4,886 (US$5,000).

(c)	On August 11, 2011, the Company issued 266,667 shares of common stock at a price of US$0.075 per share for proceeds of $19,767 (US$20,000).

(d)	On August 12, 2011 the Company issued 206,250 shares of common stock at a price of US$0.08 per share for proceeds of $15,746 (US$16,500).

(e)	On September 28, 2011 the Company issued 648,300 shares of common stock with a fair value of $66,943 (US$64,830) to settle accounts payable.

(f)	On September 29, 2011, the Company issued 184,000 shares of common stock with a fair value of $19,074 (US$18,400) to settle accounts payable.

(g)	On September 30, 2011 the Company issued 9,975,000 shares of common stock at a price of US$0.075 per share for proceeds of $772,411 (US$748,025).

(h)

On September 30, 2011 the Company issued 3,288,600 shares of common stock at a price of $0.05 per share for the conversion of the $157,229 (US$150,000) note payable plus accrued interest of $7,862 (US$7,500).

Stock transactions during the year ended December 31, 2010:

(a)	On January 15, 2010, the Company issued 21,667 common shares at a price of US$0.30 for gross proceeds of $6,694 (US$6,500).

(b)	On January 25, 2010, the Company issued 8,424 common shares at a price of US$0.45 for gross proceeds of Cdn$4,018 (US$3,791).

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

6.	Common Stock (continued)

Stock transactions during the year ended December 31, 2010 (continued):

(c)

On January 28, 2010 the Company issued a total of 1,248,163 shares of common stock with a fair value of $64,870 (US$87,371) for settlement of outstanding payables of $169,235 (US$154,553), loans payable of $37,795 (US$35,000), amounts due to related parties of $34,085 (US$32,101) and a note payable of $159,270 ($US150,000). A gain of $304,819 (US$287,078) was recorded.

	(d)	On February 16, 2010, the Company issued 6,576 common shares at a price of US$0.45 for gross proceeds of $3,088 (US$2,959).

	(e)	On February 16, 2010, the Company issued 21,786 common shares at a price of US$0.51 for gross proceeds of $11,622 (US$11,111).

(f)

On February 16, 2010, the Company issued 187,857 units at US$0.21 per unit for proceeds of $41,265 (US$39,450). Each unit consisted of one share of common stock and one share purchase warrant exercisable at US$0.255.

(g)

On March 11, 2010, the Company issued 150,000 shares of common stock with a value of $9,219 (US$9,000) per share to settle accounts payable of $46,197 (US$45,000). A gain of $36,958 (US$36,000) was reported as the difference in accounts payable settled and the fair market value of shares issued.

(h)

On March 24, 2010 the Company affected a reverse stock split of its common shares on a three hundred old shares for one new share basis and decreased the authorized share capital from 12,000,000,000 common shares to 40,000,000 common shares.

	(i)	On August 19, 2010, the Company completed a private placement issuing 850,000 shares of common stock at a price of US$0.05 per share for proceeds of $43,605 (US$42,500).

	(j)	On August 19, 2010, the Company issued 169,163 shares of common stock with a fair value of $36,639 (US$35,524) for the settlement of accounts payable of 36,639 (US$35,524).

	(k)	On August 19, 2010, the Company issued 71,428 shares of common stock with a fair value of $15,460 (US$15,000) for settlement of accounts payable of $15,460 (US$15,000).

	(l)	On November 10, 2010, the Company issued 200,000 shares of common stock at a price of US$0.50 per share, $99,800 (US$100,000), to a consultant pursuant to the terms of a consulting agreement.

	(m)	On November 10, 2010, the Company issued 170,000 shares of common stock at a price of US$0.50 per share, $84,830 (US$85,000) to a consultant pursuant to the terms of a consulting agreement.

	(n)	On November 29, 2010, the Company issued 200,000 common shares at a price of US$0.05 for gross proceeds of $10,195 (US$10,000).

7.	Stock Options

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

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

7.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	US$	(years)	$

Outstanding, December 31, 2009	46,665	1.20

Granted	331,667	0.51
Cancelled	(58,453)	0.42
Expired	(24,998)	1.78

Outstanding, December 31, 2010	294,881	0.51

Granted	300,000	0.10

Outstanding and exercisable, December 31, 2011	594,881	0.30	2.50	–

Additional information regarding stock options as of December 31, 2011, is as follows:

	Exercise
Number of	price
options	US$	Expiry date

294,881	0.51	January 25, 2012
300,000	0.10	November 21, 2016

594,881

As of December 31, 2011 and December 31, 2010, the Company had no unrecognized compensation expense relating to unvested options.

The fair value for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2011	2010

Risk-free interest rate	1.11%	1.18%
Expected life (in years)	1.0	2.0
Expected volatility	148%	272%

The weighted average fair value of stock options granted during the year ended December 31, 2011 is $0.03 (2010 - $0.10) per option.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	US$

Balance, December 31, 2009	537,167	4.20

Issued	254,523	0.27
Expired	(503,834)	4.50

Balance, December 31, 2010	287,856	0.31

Expired	(33,333)	0.60

Balance December 31, 2011	254,523	0.27

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

8.	Share Purchase Warrants (continued)

As at December 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	US$	Expiry date

187,857	0.26	January 16, 2012
66,666	0.30	May 19, 2012

254,523

During the year ended December 31, 2010, the Company issued 66,666 share purchase warrants as compensation for consulting fees. The fair value of these share purchase warrants were estimated using the Black-Scholes option pricing model assuming no expected dividends, risk-free interest rate of 1.83%, expected life of 2 years, and expected volatility of 280%.

9.	Related Party Transactions

	(a)	During the year ended December 31, 2011, the Company incurred consulting fees of $3,751 (2010 - $nil) to the President of the Company.

(b)

During the year ended December 31, 2011, the Company incurred management fees of $45,865 (US$46,371) (2010 – $nil) and consulting fees of $3,751 (2010 – $35,768) to a company controlled by the President of the Company.

	(c)	During the year ended December 31, 2011, the Company incurred consulting fees of $12,621 (US$12,760) (2010 - $nil) to a company controlled by a director of the Company.

(d)

During the year ended December 31, 2011, the Company issued 160,000 (2010 - 107,004) shares of common stock to a company controlled by the President of the Company for settlement of $16,522 (US$16,000) (2010 - $34,085 (US$32,101)).

	(e)	As at December 31, 2011, the amount of $3,200 (2010 - $nil) is due from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at December 31, 2011, the Company owed $5,308 (US$5,398) (2010 - $nil) to a company controlled by a director of the Company. This amount owing is non-interest bearing, unsecured, and due on demand.

(g)

As at December 31, 2011, the Company owed $1,967 (US$2,000) (2010 - $nil) to a company controlled by the President of the Company. This amount owing is non-interest bearing, unsecured, and due on demand.

10.	Commitments and Contingencies

(a)

The Company’s Vranino 1-11 oil and gas exploration claim in Bulgaria is the subject of an appeal before the Supreme Administrative Court of Bulgaria whereas a competitive bidder seeks to overturn the award. The matter is ongoing and is awaiting trial.

(b)

The Company is obligated to perform a five year work program on the Vranino 1-11 block of North East Bulgaria which total cost is estimated at US$5,000,000, subject to the finalization of the permit award in favor of the Company.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

11.	Supplementary Cash Flow Information

			Accumulated from
			May 4, 2006 (date
			of inception) to
			December 31.
	2011	2010	2011
	$	$	$

Non-cash investing and financing activities:
Common stock issued for consulting services	–	–	376,049
Common stock issued for investor services	–	184,630	508,785
Common stock issued to settle debt	110,450	126,188	636,638
Common stock issued for conversion of note payable and interest	165,091	–	315,091
Marketable securities received for assignment of oil and gas interest	–	75,000	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

12.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

2011	Canada	Bulgaria	Total
	$	$	$
Revenue	30,135	–	30,135
Property and equipment	6,768	–	6,768
Oil and gas properties	–	183,549	183,549

2010	Canada	Bulgaria	Total
	$	$	$
Revenue	–	–	–
Property and equipment	7,829	–	7,829
Oil and gas properties	76,860	–	76,860

13.	Income Taxes

The Company has net operating losses carried forward of $ ________ available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011	2010
	$	$

Income tax recovery at statutory rate		(95,745)

Permanent differences and other		(112,390)
Valuation allowance change		208,135
Provision for income taxes	-	-

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2011
(Expressed in Canadian dollars)

13.	Income Taxes (continued)

The significant components of deferred income taxes and assets as at December 31, 2011 and 2010 are as follows:

	2011	2010
	$	$

Net operating losses carried forward		2,532,800
Oil and gas properties		1,951,700
Property and equipment		20,700
Share issuance costs		800

		4,506,000

Valuation allowance		(4,506,000)

Net deferred income tax asset	–	–

As at December 31, 2011, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ David Johnson
David Johnson
President, Chief Executive Officer and a Director
Date: April 13, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Johnson
David Johnson
President, Chief Executive Officer and a Director
Date: April 13, 2012

By:	/s/ Parvez Tyab
Parvez Tyab
Director
Date: April 13, 2012

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: April 13, 2012