Form 10-Q
period 2012-03-31
Park Place Energy Corp.
filed 2012-05-10
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to ____

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 20,667,726 shares of common stock as of May 10, 2012.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
March 31, 2012
(Expressed in Canadian dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2012	2011
	$	$
	(unaudited)
ASSETS
Current assets
Cash	318,768	432,535
Amounts receivable	4,359	15,646
Prepaid expenses and deposits	12,606	17,558
Due from related party (Note 6)	3,200	3,200
Total current assets	338,933	468,939
Property and equipment	6,315	6,768
Oil and gas properties (Note 3)	279,389	183,549
Total assets	624,637	659,256

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	91,100	61,328
Total liabilities	91,100	61,328
Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Common stock Authorized: 40,000,000 shares, par value US$0.00001 Issued and outstanding: 20,667,581 shares (2011 – 20,667,581 shares)	212	212
Additional paid-in capital	12,811,461	12,811,461
Accumulated other comprehensive income	201,541	195,570
Deficit accumulated during the exploration stage	(12,479,677)	(12,409,315)
Total stockholders’ equity	533,537	597,928
Total liabilities and stockholders’ equity	624,637	659,256

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Three months	Three months	May 4, 2006
	ended	ended	(date of inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012
	$	$	$

Oil and gas revenue	3,391	–	1,652,573

Direct costs
Depletion	–	–	1,256,066
Production costs	3,311	–	1,166,893

Total direct costs	3,311	–	2,422,959
	–	–
	80	–	(770,386)

Expenses

Consulting	10,646	6,571	1,964,283
Depreciation	453	469	6,693
Exploration costs	–	–	308,534
Foreign exchange loss	(7,322)	860	127,326
Impairment of oil and gas costs	–	–	4,304,265
Investor relations	375	102	909,022
Management fees	12,024	–	689,527
Office and general	16,878	8,534	754,398
Professional fees	33,791	(544)	1,052,988
Stock-based compensation	–	–	2,014,106
Travel	3,597	–	207,296

Total expenses	70,442	15,992	12,338,438

Loss before other income (expense)	(70,362)	(15,992)	(13,108,824)

Other income (expense)

Accretion of discount on convertible note payable	–	–	(146,205)
Gain on marketable securities	–	–	4,635
Gain on sale of oil and gas properties	–	–	381,166
Gain on settlement of debt	–	–	346,663
Interest expense	–	–	(7,862)
Interest and other revenue	–	12,978	109,705
Loss on sale of oil and gas properties	–	–	(53,869)
Loss on write-down of promissory note	–	–	(254,997)

Total other income (expense)	-	12,978	379,236

Loss before income taxes	(70,362)	(3,014)	(12,729,588)

Deferred income tax recovery	–	–	291,060

Net loss for the period	(70,362)	(3,014)	(12,438,528)

Other comprehensive income (loss)

Foreign currency translation adjustment	5,971	55	210,977

Comprehensive loss	(64,391)	(2,959)	(12,227,551)

Loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	20,667,581	5,598,909

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Three months	Three months	May 4, 2006
	ended	ended	(date of inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012
	$	$	$

Operating activities

Net loss for the period	(70,362)	(3,014)	(12,438,528)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	–	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	–	–	1,256,066
Depreciation	453	469	6,693
Gain on sale of marketable securities	–	–	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	–	–	(346,663)
Impairment of oil and gas costs	–	–	2,984,236
Interest accrued on notes payable	–	–	20,392
Shares and warrants issued for services	–	–	386,975
Shares issued for consulting services	–	–	508,785
Stock-based compensation	–	–	2,014,106
Write-off of exploration advances	–	–	37,558

Changes in operating assets and liabilities
Amounts receivable	11,287	(407)	(4,359)
Prepaid expenses and deposits	4,952	934	(12,646)
Accounts payable and accrued liabilities	29,772	(76,637)	1,051,052
Due from related parties	–	–	62,249

Net cash used in operating activities	(23,898)	(78,655)	(5,004,740)

Investing activities

Cash acquired through recapitalization	–	–	320
Exploration advances	–	–	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	(95,840)	–	(4,024,371)
Purchase of property and equipment	–	–	(13,008)
	–
Net cash used in investing activities	(95,840)	–	(4,750,343)
	–
Financing activities	–

Proceeds from loans payable	–	81,500	770,550
Proceeds from issuance of common stock/ subscriptions received	–	–	9,094,933
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	–	81,500	9,850,455

Effect of exchange rate changes on cash	5,971	(990)	223,396

Change in cash	(113,767)	1,855	318,768

Cash, beginning of period	432,535	22	–

Cash, end of period	318,768	1,877	318,768

Supplementary cash flow information (Note 8)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2012
(Expressed in Canadian dollars)
(unaudited)

1.	Nature of Business and Continuance of Operations

The accompanying consolidated financial statements of Park Place Energy Corp. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has accumulated losses of $12,479,677 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

	March 31,	December 31,
	2012	2011
	$	$

Unproven Properties
Bulgaria	279,389	183,549

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

4.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	US$	(years)	$

Outstanding, December 31, 2011	594,881	0.30

Expired	(294,881)	0.51
Outstanding and exercisable, March 31, 2012	300,000	0.10	4.63	–

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2012
(Expressed in Canadian dollars)
(unaudited)

4.	Stock Options (continued)

Additional information regarding stock options as of March 31, 2012, is as follows:

	Exercise
Number of	price
options	US$	Expiry date

300,000	0.10	November 21, 2016

As of March 31, 2012, the Company had no unrecognized compensation expense relating to unvested options.

5.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	US$

Balance December 31, 2011	254,523	0.27

Expired	(187,857)	0.26
Balance March 31, 2012	66,666	0.30

As at March 31, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	US$	Expiry date

66,666	0.30	May 19, 2012

6.	Related Party Transactions

	(a)	During the three months ended March 31, 2012, the Company incurred consulting fees of $nil (March 31, 2011 - $3,571) to the President of the Company.

	(b)	During the three months ended March 31, 2012, the Company incurred management fees of $12,024 (US$12,000) (March 31, 2011 – $nil) to a company controlled by the President of the Company.

	(c)	As at March 31, 2012, the amount of $3,200 (December 31, 2011 - $3,200) is due from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at March 31, 2012, the Company owed $5,690 (US$5,673) (December 31, 2011 - $5,308 (US$5,398)) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

(e)

As at March 31, 2012, the Company owed $nil (December 31, 2011 - $1,967) to a company controlled by the President of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

7.	Commitments and Contingencies

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

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2012
(Expressed in Canadian dollars)
(unaudited)

8.	Supplementary Cash Flow Information

			Accumulated from
	Three Months	Three Months	May 4, 2006 (date
	Ended	Ended	of inception) to
	March 31	March 31,	March 31,
	2012	2011	2012
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	–	–	636,638
Common stock issued for conversion of note payable and interest	–	–	315,091
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

9.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

March 31, 2012	Canada	Bulgaria	Total
	$	$	$
Revenue	3,391	–	3,391
Property and equipment	6,315	–	6,315
Oil and gas properties	–	279,389	279,389

March 31, 2011	Canada	Bulgaria	Total
	$	$	$
Revenue	–	–	–
Property and equipment	7,360	–	7,360
Oil and gas properties	76,691	–	76,691

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

General

Park Place Energy Corp. is an exploration stage company engaged in exploring for oil and natural gas. Throughout this Quarterly Report on Form 10-Q, the terms "Park Place" "we" "us," "the Company", "our" and "our company" refer to Park Place Energy Corp. and its subsidiaries.

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

Our exploration of the Vranino 1-11 block has not yet commenced due to the fact the a competing bidder has disputed the award of the claim to Park Place. The Company is currently awaits a decision from the court following the March 2012 hearing.

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

Park Place plans intends to raise additional capital within the next twelve months to pay for the balance of the work program relating to Vranino 1-11 in Bulgaria. The work program is expected to conclude no later than in 2017. Subject to the positive conclusion of the appeal before the Supreme Administrative Court of Bulgaria, management will undertake subsequent financings as required.

Management intends to conduct additional 2-D and 3-D seismic processing, the reprocessing of historical seismic data, and the purchase of additional seismic data held by third parties. Park Place plans to perforate and test the existing Vranino #1 well over the next twelve months. Park Place estimates that the first year seismic program will cost $375,000.

We anticipate spending approximately $250,000 over the next 12 months in office and general expenses.

While the Company awaits the outcome of legal in Bulgaria relating to the Vranino 1-11 claim, Park Place is seeking further exploration opportunities either through direct acquisition or joint venture agreements.

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $625,000 to pursue our plan of operations over the next 12 months. As at March 31, 2012, we had cash of $318,768 and working capital of $247,833.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock will be required to complete our plan of operations. If we do not continue to obtain additional financing going forward, we will reevaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012 which are included herein.

Revenue

We had oil and gas revenue of $3,391 for the three months ended March 31, 2012, compared to $nil for the three months ended March 31, 2011.

Since inception, we have earned oil and gas revenues of $1,652,573 relating to our successful exploration efforts and incurred depletion costs of $1,256,066 and production costs of $1,166,893. We have written off expenditures of $4,304,265 relating to exploration efforts that did not yield productive results.

Expenses

Our total operating expenses for the three months ending March 31, 2012 total $70,442 compared to $15,992 for the same period in 2011.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses increased to $16,878 for the three months ended March 31, 2012 from $8,534 for the three months ended March 31, 2011.

Professional Fees

Our professional fees increased to $33,791 for the three months ended March 31, 2012 from ($544) for the three months ended March 31, 2011.

Management and Consulting

Our management and consulting fees increased to $22,670 for the three months ended March 31, 2012 from $6,571 for the three months ended March 31, 2011.

Investor Relations Expenses

Our investor relations expense for the three months ended March 31, 2012 increased to $375 compared to $102 for the three months ended March 31, 2011.

Loss

Our net loss before other items for the three months ended March 31, 2012 was $70,362, compared to $15,992 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to March 31, 2012, we raised net proceeds of $9,079,905 in cash from the issuance of common stock and share subscriptions received, $770,550 from loans payable for a total of $9,850,455 of cash provided by financing activities for the period.

We used net cash of $23,898 in operating activities for the three months ended March 31, 2012 compared to $78,655 for the same period in 2011. We used net cash of $5,004,740 in operating activities for the period from May 4, 2006 (date of inception) to March 31, 2012.

The following table summarizes our liquidity position as of March 31, 2012:

	As at	As at
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Cash	$318,768	$432,535
Working capital	247,833	407,611
Total assets	624,637	659,256
Total liabilities	91,100	61,328
Shareholders’ equity	533,537	597,928

We anticipate that we will require approximately $625,000 to pursue our plan of operations over the next 12 months. As at March 31, 2012, we had cash of $318,768 and working capital of $247,833. We require additional financing to pursue our plan of operations over the next 12 months, with amounts primarily depending upon the outcome of the pending court case, and the actual costs of our first year exploration program in Bulgaria on Vranino 1-11. If we lose the Vranino 1-11 claim in Bulgaria then our anticipated expenditures will be significantly reduced. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Cash Flow from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2012 was $95,840 compared to $nil used in investing activities in the three months ended March 31, 2011.

Cash Provided By Financing Activities

For the three months ended March 31, 2012, received cash of $nil compared to $81,500 for the three months ended March 31, 2011.

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

Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are party to legal proceedings in Bulgaria where a competitive bidder, Overgas, seeks to overturn the Bulgarian Counsel of Minister’s award of the Vranino 1-11 exploration claim to us. The Ministry of Energy, Environment and Tourism continues to support the granting of the award to Park Place. The Company is currently waiting for the court’s decision following our final court hearing March 2012.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None,

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)

10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Park Place Energy Corp. 2007 Stock Option Plan, as amended June 2009(10)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
10.31	Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)
10.32	Convertible Promissory Note dated April 6, 2011 with Pikka Asset Management Ltd (12)
10.33	Consulting agreement between the Company and 1651993 Alberta Ltd. (12)
14.1	Code of Ethics (4)
Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary Park Place Energy (Canada) Inc. Park Place Energy (International) Inc.	Jurisdiction of Incorporation British Columbia British Columbia
Certifications
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.
(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	“David Johnson”
David Johnson
President, Chief Executive Officer, Secretary,
Treasurer and a Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 10, 2012