Form 10-Q
period 2012-09-30
Park Place Energy Corp.
filed 2012-11-06
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date
20,667,581 shares of common stock as of November 5, 2012.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
September 30, 2012
(Expressed in Canadian dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2012	2011
	$	$
	(unaudited)
ASSETS

Current assets
Cash	84,087	432,535
Amounts receivable	3,792	15,646
Prepaid expenses and deposits	4,587	17,558
Due from related parties (Note 6)	4,726	3,200
Total current assets	97,192	468,939
Restricted cash	8,481	–
Property and equipment	5,409	6,768
Oil and gas properties (Note 3)	331,204	183,549
Total assets	442,286	659,256

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	47,598	61,328
Total liabilities	47,598	61,328
Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Common stock Authorized: 40,000,000 shares, par value US$0.00001 Issued and outstanding: 20,667,581 shares (2011 – 20,667,581 shares)	212	212
Additional paid-in capital	12,811,461	12,811,461
Accumulated other comprehensive income	201,387	195,570
Deficit accumulated during the exploration stage	(12,618,372)	(12,409,315)
Total stockholders’ equity	394,688	597,928
Total liabilities and stockholders’ equity	442,286	659,256

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated
					from May 4,
	Three months	Three months	Nine months	Nine months	2006 (date of
	ended	ended	ended	ended	inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Oil and gas revenue	–	–	3,391	–	1,652,573

Direct costs
Depletion	–	–	–	–	1,256,066
Production costs	–	–	4,365	–	1,167,947

Total direct costs	–	–	4,365	–	2,424,013

	–	–	(974)	–	(771,440)

Expenses

Consulting	18,209	82,183	44,085	126,826	1,997,722
Depreciation	453	470	1,359	1,410	7,599
Exploration costs	–	–	–	–	308,534
Foreign exchange loss	(3,257)	14,820	(6,751)	18,268	118,461
Impairment (recovery) of oil and gas costs	–	–	–	(35,378)	4,304,265
Investor relations	119	865	1,839	8,390	910,486
Management fees	11,855	16,006	36,090	31,636	713,593
Office and general	12,772	14,849	45,927	39,073	783,447
Professional fees	11,365	23,489	64,640	65,525	1,083,837
Stock-based compensation	–	–	–	–	2,014,106
Travel	6,013	3,941	20,894	3,941	224,593

Total expenses	57,529	156,623	208,083	259,691	12,466,643

Loss before other income (expense)	(57,529)	(156,623)	(209,057)	(259,691)	(13,238,083)

Other income (expense)

Accretion of discount on convertible note payable	–	(95,988)	–	(109,946)	(146,205)
Gain on marketable securities	–	–	–	–	4,635
Gain on sale of oil and gas properties	–	–	–	–	381,166
Gain on settlement of debt	–	–	–	4,886	346,663
Interest expense	–	–	–	–	(7,862)
Interest and other revenue	–	–	–	19,678	109,705
Loss on sale of oil and gas properties	–	–	–	–	(53,869)
Loss on write-down of promissory note	–	–	–	–	(254,997)

Total other income (expense)	-	(95,988)	–	(85,382)	379,236

Loss before income taxes	(57,529)	(252,611)	(209,057)	(345,073)	(12,858,847)

Deferred income tax recovery	–	–	–	–	291,060

Net loss for the period	(57,529)	(252,611)	(209,057)	(345,073)	(12,567,787)

Other comprehensive income (loss)

Foreign currency translation adjustment	(6,019)	(14,494)	5,817	(12,680)	201,387

Comprehensive loss	(63,548)	(267,105)	(203,240)	(357,753)	(12,366,400)

Loss per share, basic and diluted	–	(0.02)	(0.01)	(0.04)

Weighted average number of shares outstanding	20,667,581	11,184,331	20,667,581	8,644,038

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	May 4, 2006
	ended	ended	(date of inception)
	September 30,	September 30,	to September 30,
	2012	2011	2012
	$	$	$

Operating activities

Net loss for the period	(209,057)	(345,073)	(12,567,787)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	109,946	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	–	–	1,256,066
Depreciation	1,359	1,410	7,599
Gain on sale of marketable securities	–	–	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	–	(4,886)	(346,663)
Impairment of oil and gas costs	–	–	2,984,236
Interest accrued on notes payable	–	–	20,392
Shares and warrants issued for services	–	–	386,975
Shares issued for consulting services	–	–	508,785
Stock-based compensation	–	–	2,014,106
Write-off of exploration advances	–	–	37,558

Changes in operating assets and liabilities
Amounts receivable	11,854	(3,252)	(3,792)
Prepaid expenses and deposits	12,971	(35,176)	(4,627)
Accounts payable and accrued liabilities	(13,730)	(7,035)	1,007,550
Due from related parties	(1,526)	(2,065)	60,262

Net cash used in operating activities	(198,129)	(286,131)	(5,169,996)

Investing activities

Cash acquired through recapitalization	–	–	320
Restricted cash	(8,481)		(8,481)
Exploration advances	–	–	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	(147,655)	–	(4,076,186)
Purchase of property and equipment	–	–	(13,008)

Net cash used in investing activities	(156,136)	–	(4,810,639)

Financing activities

Proceeds from loans payable	–	145,550	770,550
Proceeds from issuance of common stock/ subscriptions received	–	498,744	9,094,933
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	–	644,294	9,850,455

Effect of exchange rate changes on cash	5,817	(3,490)	214,267

Change in cash	(348,448)	354,673	84,087

Cash, beginning of period	432,535	22	–

Cash, end of period	84,087	354,695	84,087

Supplementary cash flow information (Note 8)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
September 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has an accumulated deficit of $12,618,372 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

	September 30,	December 31,
	2012	2011
	$	$

Unproven Properties
Bulgaria	331,204	183,549

The Company presently holds a 98,000 square kilometer exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Vranino Block”). The Company intends to conduct exploration activities over a 5 year period including seismic processing and the drilling of, at minimum, six test wells for a minimum cost of approximately US$5,000,000. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and on March 26, 2012 the Court upheld the Company’s claim to the Vranino property and rejected the appeal. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Fifth Division Supreme Court of Bulgaria’s decision to uphold the award of the Vranino license to the Company.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
September 30, 2012
(Expressed in Canadian dollars)
(unaudited)

4.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	US$	(years)	$

Outstanding, December 31, 2011	594,881	0.30

Expired	(294,881)	0.51
Outstanding and exercisable, September 30, 2012	300,000	0.10	4.2	–

Additional information regarding stock options as of September 30, 2012, is as follows:

	Exercise
Number of	price
options	US$	Expiry date

300,000	0.10	November 21, 2016

As of September 30, 2012, the Company had no unrecognized compensation expense relating to unvested options.

5.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
	Number of	exercise price
	warrants	US$

Balance, December 31, 2011	254,523	0.27

Expired	(254,523)	0.27
Balance, September 30, 2012	–	–

6.		Related Party Transactions

	(a)	During the nine months ended September 30, 2012, the Company incurred consulting fees of $nil (2011 - $7,143) to the President of the Company.

	(b)	During the nine months ended September 30, 2012, the Company incurred management fees of $36,090 (US$36,000) (2011 – $15,630) to a company controlled by the President of the Company.

(c)

As at September 30, 2012, the amount of $3,200 (December 31, 2011 - $3,200) is due from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(d)	As at September 30, 2012, the amount of $1,526 (December 31, 2011 – $nil) is due from the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at September 30, 2012, the Company owed $5,690 (US$5,673) (December 31, 2011 - $5,308 (US$5,398)) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

(f)

As at September 30, 2012, the Company owed $nil (December 31, 2011 - $1,967) to a company controlled by the President of the Company which is included in accounts payable and accrued liabilities. This amount owing is non- interest bearing, unsecured, and due on demand.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
September 30, 2012
(Expressed in Canadian dollars)
(unaudited)

7.	Commitments and Contingencies

(a)

The Company’s Vranino 1-11 oil and gas exploration claim in Bulgaria was the subject of an appeal before the Supreme Administrative Court of Bulgaria whereas a competitive bidder sought to overturn the award. The court denied the appeal of the competitive bidder. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Fifth Division Supreme Court of Bulgaria’s decision to uphold the award of the Vranino license to the Company.

(b)

The Company is obligated to perform a five year work program on the Vranino 1-11 block of North East Bulgaria which total cost is estimated at US$5,000,000, subject to the finalization of the permit award in favor of the Company.

8.	Supplementary Cash Flow Information

			Accumulated from
	Nine Months	Nine Months	May 4, 2006
	Ended	Ended	(date of inception) to
	September 30	September 30,	September 30,
	2012	2011	2012
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	–	123,197	636,638
Common stock issued for conversion of note payable and interest	–	–	315,091
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

9.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

September 30, 2012	Canada	Bulgaria	Total
	$	$	$
Revenue	3,391	–	3,391
Property and equipment	5,409	–	5,409
Oil and gas properties	–	331,204	331,204

September 30, 2011	Canada	Bulgaria	Total
	$	$	$
Revenue	–	–	–
Property and equipment	6,419	–	6,419
Oil and gas properties	79,350	–	79,350

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

We currently have interests in oil and gas properties in the Canadian province of Saskatchewan and in Eastern Bulgaria. See “Properties” for more information about our interests. On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas in the Dobroudja Basin. The Permit is for a five year period exclusive of possible extensions. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and on July 17, 2012 the Court upheld the Company’s claim and rejected the appeal.

The Company was served with a subsequent appeal against the July 17, 2012 Fifth Division Supreme Court decision which will be heard November 15, 2012.

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

Our work relating to the Vranino 1-11 block has not yet commenced due to the fact the a competing bidder filed an appeal of the decision. On July 17, 2012 the Supreme Administrative Court in Bulgaria ruled in Park Place’s favor and upheld the company’s license and rejecting the appeal. On or about September 2012 the Company was served with a further appeal against the July 17, 2012 Fifth Division Supreme Court of decision. The second appeal is scheduled to be heard November 15, 2012. The Company is currently working closely with legal counsel in Bulgaria and hopes to have a positive decision upholding the Company’s license.

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

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,150,000 to pursue our plan of operations over the next 12 months. As at September 30, 2012, we had cash of $84,087 and working capital of $49,594.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock will be required to complete our plan of operations. If we do not continue to obtain additional financing going forward, we will reevaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012 which are included herein.

Revenue

We had oil and gas revenue of $3,391 for the nine months ended September 30, 2012, compared to $nil for the nine months ended September 30, 2011.

Since inception, we have earned oil and gas revenues of $1,652,573 relating to our successful exploration efforts and incurred depletion costs of $1,256,066 and production costs of $1,167,947. We have written off expenditures of $4,304,265 relating to exploration efforts that did not yield productive results.

Expenses

Our total operating expenses for the nine months ending September 30, 2012 total $208,083 compared to $259,691 for the same period in 2011.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses increased to $45,927 for the nine months ended September 30, 2012 from $39,073 for the nine months ended September 30, 2011.

Professional Fees

Our professional fees decreased to $64,640 for the nine months ended September 30, 2012 from $65,525 for the nine months ended September 30, 2011.

Management and Consulting

Our management and consulting fees decreased to $80,175 for the nine months ended September 30, 2012 from $158,462 for the nine months ended September 30, 2011.

Investor Relations Expenses

Our investor relations expense for the nine months ended September 30, 2012 decreased to $1,839 compared to $8,390 for the nine months ended September 30, 2011.

Loss

Our net loss before other items for the nine months ended September 30, 2012 was $209,057, compared to $345,073 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to September 30, 2012, we raised net proceeds of $9,079,905 in cash from the issuance of common stock and share subscriptions received, $770,550 from loans payable for a total of $9,850,455 of cash provided by financing activities for the period.

We used net cash of $198,129 in operating activities for the nine months ended September 30, 2012 compared to $286,131 for the same period in 2011. We used net cash of $5,169,996 in operating activities for the period from May 4, 2006 (date of inception) to September 30, 2012.

The following table summarizes our liquidity position as of September 30, 2012:

	As at	As at
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Cash	$84,087	$432,535
Working capital	49,594	407,611
Total assets	442,286	659,256
Total liabilities	47,598	61,328
Shareholders’ equity	394,688	597,928

We anticipate that we will require approximately $1,150,000 to pursue our plan of operations over the next 12 months. As at September 30, 2012, we had cash of $84,087 and working capital of $49,594. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Cash Flow from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2012 was $156,136 compared to $nil used in investing activities in the nine months ended September 30, 2011.

Cash Provided By Financing Activities

For the nine months ended September 30, 2012, received cash of $nil compared to $644,294 for the nine months ended September 30, 2011.

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

Item 4.             Controls and Procedures

Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report:).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

On or about September 14, 2012 the Company was served with an appeal against the July 17, 2012 Fifth Division Supreme Court of Bulgaria’s decision to uphold the award of the Vranino 1-11 oil and gas exploration block license to Park Place. The second appeal is scheduled to be heard on November 15, 2012. The Company is currently working closely with legal counsel in Bulgaria and hopes to have a positive decision upholding the Company’s license.

Item 1A.           Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
                   Date: November 6, 2012