Form 10-K
period 2012-12-31
Park Place Energy Corp.
filed 2013-04-01
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[  ] Yes            [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of December 31, 2012, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.0045) on that date, was approximately $93,004.

The registrant had 20,667,581 shares of common stock outstanding as of March 27, 2013.

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

On November 29, 2012, we received written consent from holders of 58% of our voting securities to increase the total number of shares of common stock our company is authorized to issue from 40,000,000 to 250,000,000 shares to common stock with a par value of $0.00001. On January 14, 2013, the Nevada Secretary of State accepted for filing of a Certificate of Amendment, increasing our authorized capital to 250,000,000 shares of common stock with a par value of $0.00001.

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

We currently have interests in oil and gas properties in the Canadian province of Saskatchewan and in Eastern Bulgaria. See “Properties” for more information about our interests. On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas in the Dobroudja Basin. The Permit is for a five year period. On October 25, 2010 an appeal against the Bulgarian Council of Ministers decision was filed with the Supreme Administrative Court of Bulgaria by a competitive bidder. On July 17, 2012, the Court upheld the Company’s claim to the Vranino property and rejected the appeal. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Supreme Administrative Court of Bulgaria’s decision to uphold the award of the Vranino license to the Company.

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

Vranino 1-11 exploration block, Bulgaria

In 2010, we revamped our business strategy to focus on obtaining gas properties in Europe due to the high price of natural gas and shortage in supply in the continent. We retained consultants with specialized technical expertise in unconventional gas exploration to assist us in locating, assessing and planning suitable exploration and development of potential opportunities. In October of 2010, we were awarded an exploration permit for the “Vranino 1-11 block” located in Dobroudja Basin by the Bulgarian Counsel of Ministers, with terms and conditions of the permit as follows:

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

To formulate our work program, we consulted with the previous operator, local geologists and others. The costs of the exploration plan may vary depending on a variety of factors, including, inter alia, the market price and availability of technical services in the local area, taxes, and transportation costs relating to delivering equipment to the exploration area. We also plan to complete existing wells using horizontal completion technology to establish gas flow rates and economics.

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

Our exploration of the Vranino 1-11 block has not yet commenced due to the fact the a competing bidder has disputed the award of the claim to Park Place. In August the Bulgarian Supreme Administrative Court affirmed the validity of our permit. A second appeal was taken which outcome is expected to be received in April or May of 2013.

2012 Events

We have been focused on resolving the legal challenges in Bulgaria to retain our property in Bulgaria. We are pleased the Court of first instance affirmed the validity of our license and its terms in August of 2012 and rejected the appeal. We have otherwise kept abreast of general economic, political, and regulatory issues that impact our project in Bulgaria. During the year our focus was in obtaining and securing background and data on the license area, including results of past operators. Utilizing past data, we have developed a strategy and preliminary plans for exploitation of coal gas deposits on the block.

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

Competition

We operate in competitive industries, competing with other oil and gas exploration companies, independent producers which are actively seeking oil and gas properties throughout the world. The principal area of competition is encountered in the financial ability for our company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment. Competition for the acquisition of oil and gas license areas is high in Europe, where majors have increasing interest in acquiring exploration blocks. Therefore, we may not be successful in acquiring additional blocks in the face of this competition. No assurance can be given that we will be successful in its efforts to secure additional properties and or develop its existing oil and properties.

Employees & Directors

As of December 31, 2012, our business is generally conducted through our officers and directors and also through consultants of the company. The following is a description of our Directors and Officers professional experience in Oil and Gas:

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

We are dependent on discovering new reserves and exploiting known deposits.

Our future oil and natural gas reserves, production, and cash flows, if any, to be derived therefrom are highly dependent upon us successfully exploiting known gas deposits and discovering new reserves. A future increase in our reserves will depend not only on our ability to develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects and technologies for exploitation. There are no absolute guarantees that our future efforts will result in the economic development of natural gas.

The production and producing life of wells is uncertain and production will decline.

If any well becomes commercially productive, gas production will decline over time as the well is depleted.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and exploitation plans on a timely basis and within our budget.

The high costs of drilling rigs, equipment, supplies or personnel could increase the cost of, delay or otherwise adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition or results of operations.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas and oil sands properties.

We will require additional financing in order to carry out our exploration and development activities. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in certain properties, miss certain acquisition opportunities, or delay or indefinitely postpone further exploration of our projects.

Our operations require significant additional capital, which may not be available to us on acceptable terms, or at all.

Our cash flow from future production, if any, may not necessarily be sufficient to fund our ongoing activities in the future. We will be required to raise additional financing for the Vranino 1-11 property. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploration and development activities, if any. If our revenues from any future production decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to maintain or increase production. If our Company’s cash flow from present operations is not sufficient to satisfy our capital expenditure requirements, and there can be no absolute assurance that additional debt or equity financing will be available to meet these requirements or available to us on favourable terms.

If we lose the services of our management and key consultants, or fail to acquire additional consultants in the future, then our plan of operations may be delayed.

Our success depends to a significant extent upon the continued service of our Directors and consultants and the addition of suitable consultants, employees and subcontractors to undertake the exploration of our oil and gas properties. Losing the services of key individuals could have a material adverse effect on the Company’s prospective business until a replacement is found.

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

The operations of our Company may require additional licenses and permits from various governmental authorities. There is no absolute assurance that we will be able to obtain all necessary licenses and permits on a timely basis and delays in obtaining permits may had a material effect on the Company.

Our acquisitions may not be successful.

As part of our growth strategy, we intend to acquire additional interests in oil and gas properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Additionally, cash expended on exploration properties may not yield successful results.

We are subject to foreign currency risks.

Oil and gas operations in the United States generate revenues in United States dollars, while expenses are incurred in Canadian dollars. Gas production in Bulgaria generate Euros. As a result, any fluctuations against the Canadian Dollar may result in a change in profits, if any, that our projects would generate if they commence production. Accordingly, the value of our projects is subject to risk based on changes to foreign currency rates.

Risks Relating to Our Industry

The oil and gas industry is subject to significant competition, which may increase costs or otherwise adversely affect our ability to compete.

Oil and gas exploration and development is competitive and involves a high degree of risk. There is no absolute assurance that commercial production of oil and gas will be obtained from any of our properties, nor are there any absolute assurances that production, if obtained, will be profitable.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

As with most other companies involved in resource exploration and development of hydrocarbons, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our future revenues, if any, profitability and growth and the carrying value of our oil and gas properties will be substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to fluctuations in response to relatively changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control.

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

The potential profitability of our projects may be affected by factors beyond the control of our Company.

The potential profitability of oil and gas and oil sands properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.

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

We have established proved reserves and gas-in-place on certain of our properties. In general, estimates of recoverable natural resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable natural resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Environmental and regulatory compliance may impose substantial costs on us.

Our operations are or will be subject to laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

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

The current regulatory regime governing oil and gas exploration in Bulgaria, USA and Canada is subject to change. As a result, our business may be affected in ways that we cannot predict.

Risks Relating to Our Common Stock

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and gas properties.

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

Our stock price is volatile.

Our common stock is traded dually on the OTC Bulletin Board and the Frankfurt Stock Exchange. There can be no assurance that an active public market will continue for our common stock, or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to a variety of matters and market conditions.

Our common stock will be subject to the “Penny Stock” Rules of the SEC.

Our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Some brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities.

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

ITEM 2. PROPERTIES

Our Properties

Canadian Property

Saskatchewan Property

Effective January 15, 2010, we received a 50% working interest in an exploration oil and gas property in Saskatchewan, Canada. On May 11, 2010, we assigned one-half of our 50% working interest to a third party for consideration of $75,000. This working interest covers 80 acres in Western Saskatchewan. On June 5, 2011, the Company entered into two farm-in agreements related to its 25% working interest in an 80 acre oil and gas parcel located in western Saskatchewan. Pursuant to the terms of the agreement, the operator agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells were drilled, the operator was provided with a 60% working interest in the properties. In 2011 the property ceased producing oil and the management made the decision to fully impair the property.

Bulgarian Property

Dobroudja Basin

On October 12, 2010, the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of crude oil and natural gas in Plot 1-11 Vranino. The permit covers approximately 98,204 acres in the Dobroudja Basin in Eastern Bulgaria and was granted after the completion of the competitive bid process. On October 25, 2010 an appeal was filed by a competing bidder with the Supreme Administrative Court of Bulgaria. In August 2012, the court ruled in our favor affirming the property. A subsequent appeal was filed and we await the result of this legal proceeding.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency in the United States. We have filed a reserves assessment and evaluation with certain Canadian securities regulators pursuant to applicable rules in Canada.

Productive Wells and Acreage

The following tables set forth our leasehold interest in productive oil wells, as of December 31, 2012:

Area	Gross (1)	Net (2)
Canada(3)	0	0
Total:	0	0

(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	The Company’s Edam well was shut in after the year end.

The following table sets forth the amounts of our net and gross productive wells and acreage(1) operated during the year:

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

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2012:

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

(2)	The Company’s Bulgarian exploration permit is currently under contest by a competitor before the Bulgarian Supreme Administrative Court

Drilling Activity

During 2012 no wells were drilled. In 2011 two wells were drilled on the Edam property in Saskatchewan, Canada.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006 and presently trade under the symbol “PKPL”. Shares of our common stock have also been listed on the Frankfurt Stock Exchange since August 13, 2007 under the symbol “3P2”.

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

2011	High Bid	Low Bid
4th Quarter	$0.13	$0.02
3rd Quarter	$0.35	$0.08
2nd Quarter	$0.21	$0.05
1st Quarter	$0.20	$0.07
2012
4th Quarter	$0.17	$0.045
3rd Quarter	$0.105	$0.071
2nd Quarter	$0.19	$0.011
1st Quarter	$0.11	$0.061

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 20, 2012 was approximately 124.

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

Equity Compensation Plans

On November 21, 2011 the Company replaced the previous 2007 Stock Option Plan and adopted our 2011 Stock Option Plan, which allows for the issuance of options to purchase up to 2,000,000 shares of our common stock. A copy of our 2011 Stock Option Plan was filed on November 25, 2011 on a Form 8-K. The following table provides a summary of the number of stock options outstanding as at December 31, 2012 under our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	300,000(1)	$0.10	1,700,000

(1)	300,000 options issued under a 2011 Stock Option Plan expired November 21, 2016

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2012 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012	November 21, 2012
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012	August 22, 2012
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012	May 16, 2012

During the year ended December 31, 2012, we did not issue any securities without registration under the Securities Act which were not reported in the Quarterly Reports on Form 10-Q described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2012 and 2011 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2012 and 2011, which are included in this annual report, and the related notes to the financial statements, as well as “Item 1 - Business.” This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Our Plan of Operations

Our initial Plan of Operations for the next 12 months is to resolve our permit issue in Bulgaria and additionally obtain new permits for gas in Europe.

Once our permit issue is resolved, the first year work program includes procurement of a seismic program of the license area which will cost approximately $350,000, part of which will be incurred over the next 12 months.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at December 31, 2012, we had cash of $12,181 and a working capital deficit of $24,760. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.

We anticipate that additional funding will be in the form of debt or equity financing from the sale of our common stock or otherwise.

Results of Operations – Years Ended December 31, 2012 and 2011

The table below sets out the operating expenses in the Consolidated Statements of Operations:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Oil and Gas Revenue	$4,506	$30,135
Direct Costs
Depletion	-	20,492
Production costs	3,463	23,532
Expenses
Office and general	34,062	9,492
Depreciation	1,805	2,191
Foreign exchange loss (gain)	(5,379)	13,462
Impairment of oil and gas costs	-	59,589
Professional fees	78,659	98,951
Consulting	59,005	87,946
Insurance	19,776	5,437
Investor relations	2,074	24,609
Management fees	48,024	45,865
Travel	25,479	10,980
Stock-based compensation	-	10,023
Other Items
Accretion of discount on convertible note
payable	–	(146,205)
Interest expense	–	(7,862)
Gain on settlement of debt	-	4,886
Net Loss	$(262,462)	$(531,615)

Oil and Gas Revenue

Our oil and gas revenue for the year ended December 31, 2012 was $4,506, compared to $30,135 for 2011. For the year ended 2012 the company incurred $nil depletion costs and incurred $3,463 in operating costs resulting in a gross profit of $1,043. The Company incurred depletion costs $20,492 and production costs of $23,532 during 2011, resulting in a negative gross profit of $13,889.

Office and General Expenses

Our office and general expenses increased to $34,062 for the year ended December 31, 2012 from $9,492 for 2011.

Professional Fees

Our professional fees decreased to $78,659 for the year ended December 31, 2012 from $98,951 for 2011.

Consulting Expenses

Our consulting expenses decreased to $59,005 for the year ended December 31, 2012 from $87,946 for 2011.

Investor Relations Expenses

Our investor relations expense for the year ended December 31, 2012 decreased to $2,074 compared to $24,609 for 2011.

Management Fees

Our management fees increased to $48,024 for the year ended December 31, 2012 from $45,865 for 2011.

Travel Expenses

Our travel expenses increased to $25,479 for the year ended December 31, 2012 from $10,980 for 2011.

Stock-Based Compensation Expenses

Our stock-based compensation expenses decreased to $nil for the year ended December 31, 2012 from $10,023 for 2011.

Net Loss

As a result of the above, our net loss before other items and taxes for the year ended December 31, 2012 was $262,462, compared to $382,434 for 2011. Our loss for the year ended December 31, 2012 was $262,462 compared to $531,615 for 2011.

Liquidity and Capital Resources

	As at	As at
	December 31, 2012	December 31, 2011
Cash	$12,181	$432,535
Working capital (deficit)	(24,760)	407,611
Total assets	391,627	659,256
Total liabilities	56,484	61,328
Shareholders’ equity	335,143	597,928

We anticipate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at December 31, 2012, we had cash of $12,181 and working capital deficit of $(24,760). Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2012 decreased to $248,640 from $311,831 in 2011.

Cash Used In Investing Activities

Net cash used for investing activities in the year ended December 31, 2012 was $178,580, compared to net cash from investing activities of $187,900 in 2011.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended December 31, 2012, we received cash of $nil as a result of proceeds from the sale of our capital stock, compared to $807,924 as well as proceeds from loans payable of $145,550 in 2011.

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

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements. At December 31, 2012, the Company has not capitalized any interest, general or administrative costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2012 and 2011 and for the years then ended, and the related notes to the financial statements, are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

David Johnson, our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2012 as a result of material weaknesses in internal control over financial reporting discussed below.

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

Management (under the supervision and with the participation of our principal executive officer and principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control was not effective as of December 31, 2012.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as at December 31, 2012:

Name and Municipality of
Residence	Current Office with Park Place Energy Corp.	Director Since

David Johnson Vancouver, British Columbia	President, Chief Executive Officer and Director	June 13, 2008

Parvez Tyab West Vancouver, British Columbia	Director	October 4, 2011

Name and Municipality of
Residence	Current Office with Park Place Energy Corp.	Director Since
Art Halleran Calgary, Alberta	Director	October 4, 2011

The following is a description of the business background of the directors, and executive officers of our company.

David Johnson was appointed to our board in June, 2008. Prior to his appointment, in the previous six years he was licensed with the Investor Dealers Association while employed with Odlum Brown Limited, a financial services firm (2005 – 2006). He has consulted to both private as well as public companies (2007 – present).

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2012, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2012	No. of Late Reports During the Fiscal Year Ended December 31, 2011
David Johnson	Zero	Zero
Parvez Tyab(1)	Zero	Zero
Arthur Halleran(2)	Zero	Zero

Notes

(1)	Mr. Parvez was appointed as a Director on October 4, 2011
(2)	Dr. Hallaren was appointed as a Director on October 4, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our company’s principal executive officer during the year ended December 31, 2012;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2012, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2012;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation Compensation ($)(2)	Total ($)
David Johnson	2011	3,751	-	-	-	-	-	45,865	53,873
President & CEO(2)	2012	–	-	-	-	-	-	48,024	48,024
Arthur Halleran	2011	12,621	-	-	-	-	-	-	12,621
	2012	-	-	-	-	-	-	-	-

Notes

(1)	This column represents the grant date fair value of stock options granted.
(2)	Fees incurred to a company controlled by David Johnson.
(3)	Arthur Halleran was appointed as a Director on October 4, 2011.

Outstanding Equity Awards as of December 31, 2012

The following table summarizes the outstanding equity awards as of December 31, 2012 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Johnson	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Arthur Halleran	300,000	-	300.000	0.10	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

Notes

(1)	Options were issued under the now defunct 2007 Stock Option Plan and expired January 25, 2012.
(2)	Arthur Halleran was appointed as a Director on October 4, 2011

Compensation of Directors

All compensation of our directors is disclosed under “Executive Compensation”, above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts or related arrangements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2013 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 20,667,581 shares of common stock outstanding as of March 27, 2013.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 27, 2013, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Shares		Percent
Named Executive Officers and Directors(2)
Parvez Tyab	2,850,000		13.79
Director
Arthur Halleran	300,000	(3)	1.45
Director
David Johnson	317,003		1.53
President, Chief Executive Officer and Director
Directors and Executive Officers as a Group	3,467,003	(4)	16.77

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on April 10, 2012.

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

(a)	During the year ended December 31, 2012, the Company incurred consulting fees of $nil (2011 - $3,751) to the President of the Company.

(b)

During the year ended December 31, 2012, the Company incurred management fees of $48,024 (US$48,000) (2011 – $45,865 (US$46,371)) and consulting fees of $nil (2011 – $3,751) to a company controlled by the President of the Company.

(c)	During the year ended December 31, 2012, the Company incurred consulting fees of $nil (2011 - $12,621 (US$12,760)) to a company controlled by a director of the Company.

(d)	During the year ended December 31, 2011, the Company issued 160,000) shares of common stock to a company controlled by the President of the Company for settlement of $16,522 (US$16,000)).

(e)	As at December 31, 2012, the amount of $700 (2011 - $3,200) is due from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at December 31, 2012, the Company owed $5,693 (US$5,690) (2011 - $5,308 (US$5,398)) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

(g)	As at December 31, 2012, the Company owed $nil (2011 - $1,967 (US$2,000) to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand

Compensatory Arrangements

Other than compensatory arrangements described under “Executive Compensation,” we have no other transactions, directly or indirectly, with our promoters, directors, senior officers, which have materially affected or will materially affect us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Audit Fees
	2012	2011
	$22,600	$27,750
Audit Related Fees
	2012	2011
	None	None
Tax Fees
	2012	2011
	None	None
All Other Fees
	2012	2011
	None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Saturna Group Chartered Accountants LLP. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Saturna Group Chartered Accountants LLP which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law.

PART IV

ITEM 15.	EXHIBITS

Articles of Incorporation and By-laws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Park Place Energy Corp. 2007 Stock Option Plan, as amended June 2009(10)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
14.1	Code of Ethics (4)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia
Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(10)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

Notes

(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009
(12)	Filed herewith

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
December 31, 2012
(Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Park Place Energy Corp. (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Park Place Energy Corp. (an exploration stage company) as at December 31, 2010 and 2009 and for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2010 were audited by other auditors whose report dated March 29, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 6, 2006 (date of inception) to December 31, 2010 reflect a net loss of $11,836,551 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, has generated negative cash flows from operating activities during the year, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 14, 2013

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	December 31,	December 31,
	2012	2011
	$	$
ASSETS

Current assets
Cash	12,181	432,535
Amounts receivable	4,812	15,646
Prepaid expenses and deposits	14,031	17,558
Due from related party (Note 9)	700	3,200
Total current assets	31,724	468,939

Restricted cash	8,661	–
Property and equipment (Note 3)	4,951	6,768
Oil and gas properties (Note 4)	346,291	183,549
Total assets	391,627	659,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 9)	56,484	61,328
Total liabilities	56,484	61,328

Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 10)
Subsequent event (Note 14)

Stockholders’ equity
Common stock Authorized: 250,000,000 shares, par value US$0.00001 Issued and outstanding: 20,667,581 shares	212	212
Additional paid-in capital	12,811,461	12,811,461
Accumulated other comprehensive income	195,247	195,570
Deficit accumulated during the exploration stage	(12,671,777)	(12,409,315)
Total stockholders’ equity	335,143	597,928
Total liabilities and stockholders’ equity	391,627	659,256

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)

			Accumulated from
			May 4, 2006
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2012	2011	2012
	$	$	$

Oil and gas revenue	4,506	30,135	1,653,688

Direct costs
Depletion	–	20,492	1,256,066
Production costs	3,463	23,532	1,167,045

Total direct costs	3,463	44,024	2,423,111
	–	–
Gross profit	1,043	(13,889)	(769,423)

Expenses

Consulting (Note 9)	59,005	87,946	2,012,642
Depreciation	1,805	2,191	8,045
Exploration costs	–	–	308,534
Foreign exchange loss (gain)	(5,379)	13,462	129,269
Impairment of oil and gas costs	–	59,589	4,304,265
Insurance	19,776	5,437	26,565
Investor relations	2,074	24,609	910,721
Management fees (Note 9)	48,024	45,865	725,527
Office and general	34,062	9,492	764,793
Professional fees	78,659	98,951	1,097,856
Stock-based compensation	–	10,023	2,014,106
Travel	25,479	10,980	229,178

Total expenses	263,505	368,545	12,531,501

Loss before other income (expense)	(262,462)	(382,434)	(13,300,924)

Other income (expense)

Accretion of discount on convertible note payable	–	(146,205)	(146,205)
Gain on marketable securities	–	–	4,635
Gain on sale of oil and gas properties	–	–	381,166
Gain on settlement of debt	–	4,886	346,663
Interest and other revenue	–	–	109,705
Interest expense	–	(7,862)	(7,862)
Loss on sale of oil and gas properties	–	–	(53,869)
Loss on write-down of promissory note	–	–	(254,997)

Total other income (expense)	–	(149,181)	379,236

Loss before income taxes	(262,462)	(531,615)	(12,921,688)

Deferred income tax recovery	–	–	291,060

Net loss for the period	(262,462)	(531,615)	(12,630,628)

Other comprehensive income (loss)

Foreign currency translation adjustment	(323)	(32,910)	204,683

Comprehensive loss	(262,785)	(564,525)	(12,425,945)

Loss per share, basic and diluted	(0.01)	(0.05)

Weighted average number of shares outstanding	20,667,581	9,676,576

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

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of stockholders’ equity (deficit)
(Expressed in Canadian dollars)

					Deficit
				Accumulated	accumulated
			Additional	other	during the
	Common Stock		paid-in	comprehensive	exploration
		Amount	capital	income (loss)	stage	Total
	#	$	$	$	$	$
Balance, December 31, 2008	2,138,844	642	10,867,736	193,842	(9,790,090)	1,272,130
Issuance of common stock for cash	155,000	46	92,390	–	–	92,436
Stock-based compensation	–	–	109,806	–	–	109,806
Foreign exchange translation adjustment	–	–	–	35,602	–	35,602
Net loss for the year	–	–	–	–	(1,806,007)	(1,806,007)
Balance, December 31, 2009	2,293,844	688	11,069,932	229,444	(11,596,097)	(296,033)
Issuance of common stock for cash	1,296,311	399	120,088	–	–	120,487
Issuance of common stock for settlement of debt	1,638,754	518	125,670	–	–	126,188
Issuance of common stock for consulting services	370,000	111	184,519	–	–	184,630
Warrants	–	–	10,926	–	–	10,926
Adjustment for par value	–	(1,660)	1,660	–	–	–
Stock-based compensation	–	–	59,129	–	–	59,129
Foreign exchange translation adjustment	–	–	–	(964)	–	(964)
Net loss for the year	–	–	–	–	(281,603)	(281,603)
Balance, December 31, 2010	5,598,909	56	11,571,924	228,480	(11,877,700)	(77,240)
Issuance of common stock for cash	10,447,917	108	807,816	–	–	807,924
Issuance of common stock for settlement of debt	1,332,300	14	110,436	–	–	110,450
Issuance of common stock for conversion of note payable	3,288,600	34	165,057	–	–	165,091
Intrinsic value of beneficial conversion feature	–	–	146,205	–	–	146,205
Stock-based compensation	–	–	10,023	–	–	10,023
Foreign exchange translation adjustment	–	–	–	(32,910)	–	(32,910)
Rounding adjustment related to stock splits	(145)	–	–	–	–	–
Net loss for the year	–	–	–	–	(531,615)	(531,615)
Balance, December 31, 2011	20,667,581	212	12,811,461	195,570	(12,409,315)	597,928
Foreign exchange translation adjustment	–	–	–	(323)	–	(323)
Net loss for the year	–	–	–	–	(262,462)	(262,462)
Balance, December 31, 2012	20,667,581	212	12,811,461	195,247	(12,671,777)	335,143

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)

			Accumulated from
			May 4, 2006
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2012	2011	2012
	$	$	$

Operating activities

Net loss for the period	(262,462)	(531,615)	(12,630,628)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	146,205	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	–	20,492	1,256,066
Depreciation	1,805	2,191	8,045
Gain on sale of marketable securities	–	–	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain on settlement of debt	–	(4,886)	(346,663)
Impairment of oil and gas costs	–	59,589	2,984,236
Interest accrued on notes payable	–	7,862	20,392
Shares and warrants issued for services	–	–	895,760
Stock-based compensation	–	10,023	2,014,106
Write-off of exploration advances	–	–	37,558

Changes in operating assets and liabilities:
Amounts receivable	10,834	(9,966)	(4,812)
Prepaid expenses and deposits	3,527	(15,354)	(14,071)
Accounts payable and accrued liabilities	(4,844)	6,828	1,016,436
Due from related party	2,500	(3,200)	64,749

Net cash used in operating activities	(248,640)	(311,831)	(5,229,482)

Investing activities

Cash acquired through recapitalization	–	–	320
Restricted cash	(8,661)	–	(8,661)
Exploration advances	–	–	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	(169,919)	(186,770)	(4,098,450)
Purchase of property and equipment	–	(1,130)	(13,008)

Net cash used in investing activities	(178,580)	(187,900)	(4,833,083)

Financing activities

Proceeds from loans payable	–	145,550	770,550
Proceeds from issuance of common stock	–	807,924	9,094,933
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	–	953,474	9,850,455

Effect of exchange rate changes on cash	6,866	(21,230)	224,291

Change in cash	(420,354)	432,513	12,181

Cash, beginning of period	432,535	22	–

Cash, end of period	12,181	432,535	12,181

Supplementary cash flow information (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2012, the Company has a working capital deficit of $24,760 and an accumulated deficit of $12,671,777 since inception. These factors raise doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company requires additional funds over the next twelve months to fully implement its business plan. Management will seek additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures when necessary. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced significant revenue from its principal business and is an exploration stage company as defined by ASC 915, “Development Stage Entities”. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Energy (Canada) Inc., which is incorporated under the laws of British Columbia, Canada; Park Place (International) Inc. which is incorporated under the laws of British Columbia, Canada, and 0794403 B.C. Ltd., a company incorporated under the laws of British Columbia, Canada. All inter-company transactions and balances have been eliminated upon consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, valuation of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
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
Year ended December 31, 2012
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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, and amounts due from a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

As of December 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2012 and 2011, there were no charges for interest or penalties.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
(Expressed in Canadian dollars)

2.	Summary of Significant Accounting Policies (continued)

(j)	Foreign Currency Translation

The Company’s functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The parent company’s accounts are translated to Canadian dollars using the current rate method. Accordingly, assets and liabilities are translated into Canadian dollars at the period–end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2012, the Company had 300,000 (2011 – 849,404) potentially dilutive shares outstanding.

(m)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2012 and 2011, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(n)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

(o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
(Expressed in Canadian dollars)

3.	Property and Equipment

			2012	2011
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	6,629	5,547	1,082	1,931
Office furniture and equipment	6,364	2,495	3,869	4,837

	12,993	8,042	4,951	6,768

4.	Oil and Gas Properties

	2012	2011
	$	$
Unproven properties
Bulgaria	346,291	183,549
Total unproven properties	346,291	183,549
Proven properties
Canada	–	80,081
Depletion	–	(20,492)
Impairment	–	(59,589)
Total proven properties	–	–
	346,291	183,549

On January 28, 2010, the Company purchased a 50% interest in an oil and gas property located in Saskatchewan, Canada by issuing a US$150,000 note payable. This note payable was later settled by issuing 500,000 shares of common stock. On May 11, 2010, the Company assigned one-half of its 50% working interest in this property to a privately held exploration company. As consideration of the assignment, the Company received 750,000 shares of the private company. As the shares had no active market, they were valued based on the consideration give up, being US$750,000.

On June 5, 2011, the Company entered into two farm-in agreements related to its 25% interest in an 80 acre oil and gas parcel located in western Saskatchewan. Pursuant to the terms of the agreement, the operator has agreed to undertake all costs related to drilling two test wells on the property by September 15, 2011. Once the test wells were drilled, the operator was provided with a 60% working interest in the properties. The property ceased producing oil so the Company recognized an impairment of $59,589 as at December 31, 2011.

The Company presently holds a 98,000 square kilometer exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Vranino Block”). The Company intends to conduct exploration activities over a 5 year period including seismic processing and the drilling of, at minimum, six test wells for a minimum cost of approximately US$5,000,000. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and on July 17, 2012 the Court upheld the Company’s claim to the Vranino property and rejected the appeal. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Supreme Administrative Court of Bulgaria’s decision to uphold the award of the Vranino license.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
(Expressed in Canadian dollars)

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

On August 19, 2011, the agreement was amended to modify the conversion price to $0.05 per share of common stock. The amendment resulted in the recognition of an additional $36,259 (US$37,500) as additional paid-in capital with an equivalent discount against the note.

On September 30, 2011, the note was converted into 3,288,600 shares of common stock for the balance of the note plus accrued interest. On the date of conversion, the remaining balance of the discount was recorded to accretion expense for a total of Cdn$146,205 (US$150,000) for the year ended December 31, 2011.

6.	Common Stock

Stock transactions during the year ended December 31, 2012 and 2011:

(a)

On May 4, 2011, the Company issued 5,000,000 shares of common stock as collateral for the note payable described in Note 5. On September 30, 2011, the shares were cancelled upon conversion of the note payable to shares of common stock.

(b)

On May 27, 2011, the Company issued 500,000 shares of common stock with a fair value of $24,433 (US$25,000) to settle accounts payable of $29,319 (US$30,000). The issuance resulted in a gain on settlement of debt of $4,886 (US$5,000).

(c)	On August 11, 2011, the Company issued 266,667 shares of common stock at a price of US$0.075 per share for proceeds of $19,767 (US$20,000).

(d)	On August 12, 2011 the Company issued 206,250 shares of common stock at a price of US$0.08 per share for proceeds of $15,746 (US$16,500).

(e)	On September 28, 2011 the Company issued 648,300 shares of common stock with a fair value of $66,943 (US$64,830) to settle accounts payable.

(f)	On September 29, 2011, the Company issued 184,000 shares of common stock with a fair value of $19,074 (US$18,400) to settle accounts payable.

(g)	On September 30, 2011 the Company issued 9,975,000 shares of common stock at a price of US$0.075 per share for proceeds of $772,411 (US$748,125).

(h)

On September 30, 2011 the Company issued 3,288,600 shares of common stock at a price of $0.05 per share for the conversion of the $157,229 (US$150,000) note payable plus accrued interest of $7,862 (US$7,500).

7.	Stock Options

The Company adopted an official incentive stock option plan as at October 11, 2007 whereby the total number of authorized options to be granted is up to a total of 200,000 shares of common stock. Under the plan the exercise price of each option shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Company at the time of grant. The maximum term of options granted is ten years.

On June 24, 2009, the Company amended the stock option plan to increase the number of common shares approved to 216,667 to common shares.

On January 25, 2010, the Company amended and restated its 2007 Stock Option Plan to increase the maximum number of common shares that may be reserved for issuance under the Plan from 216,667 common shares to 533,333 common shares.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
(Expressed in Canadian dollars)

7.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	US$	(years)	$
Outstanding, December 31, 2010	294,881	0.51
Granted	300,000	0.10
Outstanding, December 31, 2011	594,881	0.30
Expired	(294,881)	0.51
Outstanding and exercisable, December 31, 2012	300,000	0.10	3.9	–

Additional information regarding stock options as of December 31, 2012, is as follows:

Number of	Exercise price
options	US$	Expiry date

300,000	0.10	November 21, 2016

During the year ended December 31, 2011, the Company issued 300,000 stock options as compensation for services incurred. The fair value of these stock options were estimated using the Black-Scholes option pricing model assuming no expected dividends, risk-free interest rate of 1.11%, expected life of 1 year, and expected volatility of 148%. The weighted average fair value of these stock options granted was $0.03 per option.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	US$
Balance, December 31, 2010	287,856	0.31
Expired	(33,333)	0.60
Balance, December 31, 2011	254,523	0.27
Expired	(254,523)	0.27
Balance December 31, 2012	–	–

9.	Related Party Transactions

	(a)	During the year ended December 31, 2012, the Company incurred consulting fees of $nil (2011 - $3,751) to the President of the Company.

(b)

During the year ended December 31, 2012, the Company incurred management fees of $48,024 (US$48,000) (2011 – $45,865 (US$46,371)) and consulting fees of $nil (2011 – $3,751) to a company controlled by the President of the Company.

	(c)	During the year ended December 31, 2012, the Company incurred consulting fees of $nil (2011 - $12,621 (US$12,760)) to a company controlled by a director of the Company.

	(d)	During the year ended December 31, 2011, the Company issued 160,000 shares of common stock to a company controlled by the President of the Company for settlement of $16,522 (US$16,000)).

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
(Expressed in Canadian dollars)

9.	Related Party Transactions (continued)

	(e)	As at December 31, 2012, the amount of $700 (2011 - $3,200) is due from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at December 31, 2012, the Company owed $5,693 (US$5,690) (2011 - $5,308 (US$5,398)) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

	(g)	As at December 31, 2012, the Company owed $nil (2011 - $1,967 (US$2,000) to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand

10.	Commitments and Contingencies

(a)

The Company’s Vranino 1-11 oil and gas exploration claim in Bulgaria was the subject of an appeal before the Supreme Administrative Court of Bulgaria whereas a competitive bidder sought to overturn the award. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and on July 17, 2012, the Court upheld the Company’s claim to the Vranino property and rejected the appeal. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Supreme Administrative Court of Bulgaria’s decision to uphold the award of the Vranino license to the Company.

(b)

The Company is obligated to perform a five year work program on the Vranino 1-11 block of North East Bulgaria which total cost is estimated at US$5,000,000, subject to the finalization of the permit award in favor of the Company.

11.	Supplementary Cash Flow Information

			Accumulated from
			May 4, 2006 (date
			of inception) to
			December 31.
	2012	2011	2012
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	–	110,450	636,638
Common stock issued for conversion of note payable and interest	–	165,091	315,091
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

12.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

2012	Canada	Bulgaria	Total
	$	$	$
Revenue	4,506	–	4,506
Restricted cash	8,661	–	8,661
Property and equipment	4,951	–	4,951
Oil and gas properties	–	346,291	346,291

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2012
(Expressed in Canadian dollars)

12.	Segmented Information (continued)

2011	Canada	Bulgaria	Total
	$	$	$
Revenue	30,135	–	30,135
Property and equipment	6,768	–	6,768
Oil and gas properties	–	183,549	183,549

13.	Income Taxes

The Company has net operating losses carried forward of $8,063,247 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011
	$	$
Income tax recovery at statutory rate	(89,237)	(180,749)
Permanent differences and other	(1,013)	51,949
Valuation allowance change	90,250	128,800
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2012 and 2011 are as follows:

	2012	2011
	$	$

Net operating losses carried forward	2,741,504	2,649,600
Oil and gas properties	1,981,373	1,978,900
Share issuance costs	–	4,700
Property and equipment	2,173	1,600

Total deferred income tax assets	4,725,050	4,634,800

Valuation allowance	(4,725,050)	(4,634,800)

Net deferred income tax asset	–	–

As at December 31, 2012, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

14.	Subsequent Event

On January 14, 2013, the Company increased its authorized capital to 250,000,000 shares of common stock with no change in par value.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ David Johnson
David Johnson
President, Chief Executive Officer and a Director
Date: March 28, 2013

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Johnson
David Johnson
President, Chief Executive Officer and a Director
Date: March 28, 2013

By:	/s/ Parvez Tyab
Parvez Tyab
Director
Date: March 28, 2013

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: March 28, 2013