Form 10-Q
period 2013-03-31
Park Place Energy Corp.
filed 2013-05-15
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 20,667,581 shares of common stock as of May 15, 2013.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2013

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
March 31, 2013
(Expressed in Canadian dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	692	12,181
Amounts receivable	4,895	4,812
Prepaid expenses and deposits	10,747	14,031
Due from related party (Note 8)	–	700
Total current assets	16,334	31,724
Restricted cash	2,339	8,661
Property and equipment (Note 3)	4,658	4,951
Oil and gas properties (Note 4)	351,535	346,291
Total assets	374,866	391,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities (Note 8)	69,248	56,484
Notes payable (Note 5)	35,500	–
Total liabilities	104,748	56,484
Nature of operations and continuance of business (Note 1)
Commitments and contingencies (Note 9)
Subsequent event (Note 12)
Stockholders’ equity (deficit)
Common stock
Authorized: 250,000,000 shares, par value US$0.00001
Issued and outstanding: 20,667,581 shares	212	212
Additional paid-in capital	12,811,461	12,811,461
Accumulated other comprehensive income	199,768	195,247
Deficit accumulated during the exploration stage	(12,741,323)	(12,671,777)
Total stockholders’ equity	270,118	335,143
Total liabilities and stockholders’ equity	374,866	391,627

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Three months	Three months	May 4, 2006
	ended	ended	(date of inception)
	March 31,	March 31,	to March 31,
	2013	2012	2013
	$	$	$

Oil and gas revenue	–	3,391	1,653,688

Direct costs
Depletion	–	–	1,256,066
Production costs	–	3,311	1,167,045

Total direct costs	–	3,311	2,423,111
	–	–
	–	80	(769,423)

Expenses

Consulting	22,673	10,646	2,035,315
Depreciation	297	453	8,342
Exploration costs	–	–	308,534
Foreign exchange loss	317	(7,322)	129,586
Impairment of oil and gas costs	–	–	4,304,265
Insurance	3,432	–	29,997
Investor relations	794	375	911,515
Management fees (Note 8)	12,092	12,024	737,619
Office and general	2,807	16,878	767,600
Professional fees	20,499	33,791	1,118,355
Stock-based compensation	–	–	2,014,106
Travel	1,575	3,597	230,753
Wages (Note 8)	5,060	–	5,060

Total expenses	69,546	70,442	12,601,047

Loss before other income (expense)	(69,546)	(70,362)	(13,370,470)

Other income (expense)

Accretion of discount on convertible note payable	–	–	(146,205)
Gain on marketable securities	–	–	4,635
Gain on sale of oil and gas properties	–	–	381,166
Gain on settlement of debt	–	–	346,663
Interest and other revenue	–	–	109,705
Interest expense	–	–	(7,862)
Loss on sale of oil and gas properties	–	–	(53,869)
Loss on write-down of promissory note	–	–	(254,997)

Total other income (expense)	–	–	379,236

Loss before income taxes	(69,546)	(70,362)	(12,991,234)

Deferred income tax recovery	–	–	291,060

Net loss for the period	(69,546)	(70,362)	(12,700,174)

Other comprehensive income (loss)

Foreign currency translation adjustment	4,520	5,971	209,203

Comprehensive loss	(65,026)	(64,391)	(12,490,971)

Loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	20,667,581	20,667,581

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Three months	Three months	May 4, 2006
	ended	ended	(date of inception)
	March 31,	March 31,	to March 31,
	2013	2012	2013
	$	$	$

Operating activities

Net loss for the period	(69,546)	(70,362)	(12,700,174)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	–	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	–	–	1,256,066
Depreciation	297	453	8,342
Gain on sale of marketable securities	–	–	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	–	–	(346,663)
Impairment of oil and gas costs	–	–	2,984,236
Interest accrued on notes payable	–	–	20,392
Shares and warrants issued for services	–	–	895,760
Stock-based compensation	–	–	2,014,106
Write-off of exploration advances	–	–	37,558

Changes in operating assets and liabilities
Amounts receivable	(83)	11,287	(4,895)
Prepaid expenses and deposits	3,284	4,952	(10,787)
Accounts payable and accrued liabilities	12,764	29,772	1,029,200
Due from related parties	700	–	65,449

Net cash used in operating activities	(52,584)	(23,898)	(5,282,066)

Investing activities

Cash acquired through recapitalization	–	–	320
Restricted cash	6,322	–	(2,339)
Exploration advances	–	–	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	(801)	(95,840)	(4,099,251)
Purchase of property and equipment	–	–	(13,008)
	–	–
Net cash provided by (used in) investing activities	5,521	(95,840)	(4,827,562)
	–	–
Financing activities	–	–

Proceeds from loans payable	35,500	–	806,050
Proceeds from issuance of common stock/ subscriptions received	–	–	9,094,933
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	35,500	–	9,885,955

Effect of exchange rate changes on cash	74	5,971	224,365

Change in cash	(11,489)	(113,767)	692

Cash, beginning of period	12,181	432,535	–

Cash, end of period	692	318,768	692

Supplementary cash flow information (Note 10)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2013
(Expressed in Canadian dollars)
(unaudited)

1.	Nature of Business and Continuance of Operations

The accompanying consolidated financial statements of Park Place Energy Corp. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, the Company has a working capital deficit of $88,414 and an accumulated deficit of $12,741,323 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			March 31,	December 31,
			2013	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	5,514	4,850	664	717
Office furniture and equipment	7,493	3,499	3,994	4,234

	13,007	8,349	4,658	4,951

4.	Oil and Gas Properties

	March 31,	December 31,
	2013	2012
	$	$

Unproven properties
Bulgaria	351,535	346,291

The Company presently holds a 98,000 square kilometer exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Vranino Block”). The Company intends to conduct exploration activities over a 5 year period including seismic processing and the drilling of, at minimum, six test wells for a minimum cost of approximately US$5,000,000. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria and on March 26, 2012 the Court upheld the Company’s claim to the Vranino property and rejected the appeal. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Fifth Division Supreme Court of Bulgaria’s decision to uphold the award of the Vranino license.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2013
(Expressed in Canadian dollars)
(unaudited)

5.	Notes Payable

(a) On February 19, 2013, the Company issued a promissory note for $8,000 to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b) On February 20, 2013, the Company issued a promissory note for $20,000 to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c) As at March 31, 2013, the Company had received loan proceeds of $7,500. Refer to Note 12.

6.	Common Stock

On January 14, 2013, the Company increased its authorized capital to 250,000,000 shares of common stock with no change in par value.

7.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	US$	(years)	$

Outstanding and exercisable, December 31, 2012 and March 31, 2013	300,000	0.10	3.6	–

Additional information regarding stock options as of March 31, 2013, is as follows:

Number of	Exercise price
options	US$	Expiry date

300,000	0.10	November 21, 2016

8.	Related Party Transactions

	(a)	During the three months ended March 31, 2013, the Company incurred management fees of $12,092 (US$12,000) (2012 – $12,024 (US$12,000)) to a company controlled by the former President of the Company.

	(b)	During the three months ended March 31, 2013, the Company incurred wages of $5,039 (US$5,000) (2012 - $nil) to the Chief Executive Officer of the Company.

(c)

As at March 31, 2013, the amount of $nil (December 31, 2012 - $700) was due from a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2013
(Expressed in Canadian dollars)
(unaudited)

8.	Related Party Transactions (continued)

(d)

As at March 31, 2013, the Company owed $5,787 (US$5,690) (December 31, 2012 - $5,693 (US$5,690)) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

(e)

As at March 31, 2013, the Company owed $4,512 (US$4,478) (December 31, 2012 - $nil) to the Chief Executive Officer of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

9.	Commitments and Contingencies

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

10.	Supplementary Cash Flow Information

			Accumulated from
	Three Months	Three Months	May 4, 2006 (date
	Ended	Ended	of inception) to
	March 31	March 31	March 31.
	2013	2012	2013
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	–	–	636,638
Common stock issued for conversion of note payable and interest	–	–	315,091
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

11.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

March 31, 2013	Canada	Bulgaria	Total
	$	$	$
Revenue	–	–	–
Restricted cash	2,339	–	2,339
Property and equipment	4,658	–	4,658
Oil and gas properties	–	351,535	351,535

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2013
(Expressed in Canadian dollars)
(unaudited)

11.	Segmented Information (continued)

March 31, 2012	Canada	Bulgaria	Total
	$	$	$
Revenue	3,391	–	3,391
Property and equipment	6,315	–	6,315
Oil and gas properties	–	279,389	279,389

12.	Subsequent Event

On April 29, 2013, the Company issued a note payable for $12,500 to a non-related party, of which $7,500 was received as at March 31, 2013. The note is non-interest bearing, unsecured, and due on demand. Refer to Note 5.

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

Overview of our Business

Name and Organization

Park Place Energy Corp. is incorporated under the laws of the State of Nevada, USA. Throughout this Quarterly Report on Form 10-Q, the terms "Park Place" "we" "us," "the Company", "our" and "our company" refer to Park Place Energy Corp. and its subsidiaries.

We are an exploration stage company seeking to exploit resource plays for oil and natural gas in Europe, particularly in Bulgaria. Today, the operations of our company and its subsidiaries concentrate on gas exploration and development in the Dobrich region in north eastern Bulgaria. Our goal is to become a producer of gas in Bulgaria and other countries with high gas prices and demand but limited supply. Our business offices are located at Suite 300, 4-5th Avenue SW, Calgary, AB, Canada, T2P 0L6 and our telephone number is (403) 537-8710.

We currently have interests in oil and gas properties in the Canadian province of Saskatchewan and in Eastern Bulgaria. See “Properties” for more information about our interests.

On October 12, 2010 the Bulgarian Council of Ministers granted to the Company a permit for the exploration and prospecting of oil and natural gas in the Dobroudja Basin “the Vranino block”. The Permit is for a five year period exclusive of possible extensions. On October 25, 2010, an appeal against the decision was filed with the Supreme Administrative Court of Bulgaria and on July 17, 2012 the Court upheld the Company’s claim and rejected the appeal. The Company was served with a subsequent appeal which was decision was rendered in March 2013. That decision remanded the case back to the first instance court which is scheduled to rehear the case at the end of May 2013.

Park Place believes that good environmental, social, health and safety performance is an integral part of our business success. Our commitment to these principles is demonstrated by the fact that we have had no lost-time accidents in over six years and no major environmental incidents. We conduct our business with respect and care for our employees, contractors, communities, and the environments in which we operate. Our vision is zero harm to people and the environment while creating value for our shareholders as well as the regions and communities within which we operate. We have a commitment to be a good corporate citizen of the countries in which our properties are located, striving to emphasize and utilize very high levels of local personnel, services, and equipment.

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

Vranino exploration block, Bulgaria

In conjunction with the award of the Vranino block, Park Place is required to undertake a minimum work program on the block including testing and re-testing of wells, comprehensive 2-D and 3-D seismic, drill and complete five additional wells within the license area. Our minimum work commitment as required by the permit broken down by year is as follows:

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
Total estimated work program budget

Our work relating to the Vranino 1-11 block has not yet commenced due to the court proceedings involving the license dispute and the running time will commence subsequent to a final decision being rendered by the Court.

Overview

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

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,150,000 to pursue our plan of operations over the next 12 months. As at March 31, 2013, we had cash of $692 and a working capital deficit of $88,414.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock will be required to complete our plan of operations. If we do not continue to obtain additional financing going forward, we will reevaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2013which are included herein.

Revenue

We had oil and gas revenue of $nil for the three months ended March 31, 2013, compared to $3,391 for the three months ended March 31, 2012.

Since inception, we have earned oil and gas revenues of $1,653,688 relating to our successful exploration efforts and incurred depletion costs of $1,256,066 and production costs of $1,167,045. We have written off expenditures of $4,304,265 relating to exploration efforts that did not yield productive results.

Expenses

Our total operating expenses for the three months ending March 31, 2013 total $69,546 compared to $70,442 for the same period in 2012.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $2,807 for the three months ending March 31, 2013 from $16,878 for the three months ending March 31, 2012.

Professional Fees

Our professional fees decreased to $20,499 for the three months ending March 31, 2013 from $33,791 for the three months ending March 31, 2012.

Management and Consulting

Our management and consulting fees increased to $12,092 for the three months ending March 31, 2013 from $12,024 for the three months ending March 31, 2012.

Investor Relations Expenses

Our investor relations expense for the three months ending March 31, 2013 increased to $794 compared to $375 for the three months ending March 31, 2012.

Loss

Our net loss before other items for the three months ending March 31, 2013 was $69,546 compared to $70,362 for the three months ending March 31, 2012.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to three months ending March 31, 2013, we raised net proceeds of $9,079,905 in cash from the issuance of common stock and share subscriptions received and $806,050 from loans payable for a total of $9,885,955 of cash provided by financing activities for the period.

We used net cash of $52,584 in operating activities for the three months ending March 31, 2013 compared to $23,898 for the same period in 2012. We used net cash of $5,282,066 in operating activities for the period from May 4, 2006 (date of inception) to March 31, 2013.

The following table summarizes our liquidity position as at March 31, 2013:

As at
March 31, 2013
(Unaudited) $
Cash	692
Working capital (deficit)	(88,414)
Total assets	374,866
Total liabilities	104,748
Shareholders’ equity	270,118

We anticipate that we will require approximately $1,150,000 to pursue our plan of operations over the next 12 months. As at March 31, 2013, we had cash of $692 and a working capital deficit of $88,414. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Cash Flow from Investing Activities

Net cash provided by investing activities in the three months ending March 31, 2013 was $5,521 compared to $95,840 used in investing activities in the three months ending March 31, 2012.

Cash Provided By Financing Activities

For the three months ending March 31, 2013, received cash of $35,500 compared to $nil for the three months ending March 31, 2012.

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

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report:).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

On or about September 14, 2012 the Company was served with a subsequent appeal against the July 17, 2012 Fifth Division Supreme Court of Bulgaria’s decision. The second appeal was heard on November 15, 2012 which resulted in the decision being remanded back to the first instance court for further consideration. The Company is currently working closely with legal counsel in Bulgaria and hopes to have a positive decision upholding the Company’s license.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Articles of Incorporation and By-laws

3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)

Material Contracts

10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18	Park Place Energy Corp. 2007 Stock Option Plan (5)
10.19	Park Place Energy Corp. 2007 Stock Option Plan, as amended June 2009(10)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk(5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)

10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
10.31	Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)
10.32	Convertible Promissory Note dated April 6, 2011 with Pikka Asset Management Ltd (12)
10.33	Consulting agreement between the Company and 165193 Alberta Ltd. (12)
14.1	Code of Ethics (4)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia

Certifications

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes

(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2008.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.
(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Taisiia Popova”
Taisiia Popova
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Date: May 15, 2013