Form 10-Q
period 2013-06-30
Park Place Energy Corp.
filed 2013-08-14
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 20,943,447 shares of common stock as of August 14, 2013.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2013

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
June 30, 2013
(Expressed in Canadian dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2013	2012
	$	$
	(unaudited)

ASSETS

Current assets

Cash	279,734	12,181
Amounts receivable	2,477	4,812
Prepaid expenses and deposits	7,531	14,031
Due from related party (Note 8)	–	700

Total current assets	289,742	31,724

Restricted cash	2,419	8,661

Property and equipment (Note 3)	4,093	4,951

Oil and gas properties (Note 4)	440,991	346,291

Total assets	737,245	391,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 8)	105,440	56,484
Notes payable (Note 5)	87,500	–

Total liabilities	192,940	56,484

Nature of operations and continuance of business (Note 1)
Commitment (Note 11)
Subsequent events (Note 12)

Stockholders’ equity

Common stock
Authorized: 250,000,000 shares, par value US$0.00001
Issued and outstanding: 20,943,447 and 20,667,581 shares, respectively	214	212

Additional paid-in capital	12,835,529	12,811,461

Subscriptions received (Note 6)	291,630	–

Accumulated other comprehensive income	215,658	195,247

Deficit accumulated during the exploration stage	(12,798,726)	(12,671,777)

Total stockholders’ equity	544,305	335,143

Total liabilities and stockholders’ equity	737,245	391,627

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated
					from May 4,
	Three months	Three months	Six months	Six months	2006 (date of
	ended	ended	ended	ended	inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Oil and gas revenue	–	–	–	3,391	1,653,688
Direct costs
Depletion	–	–	–	–	1,256,066
Production costs	–	1,054	–	4,365	1,167,045

Total direct costs	–	1,054	–	4,365	2,423,111

	–	(1,054)	–	(974)	(769,423)
Expenses

Consulting	14,520	15,230	37,193	25,876	2,049,835
Depreciation	248	453	545	906	8,590
Exploration costs	–	–	–	–	308,534
Foreign exchange loss	1,918	3,828	2,235	(3,494)	131,504
Impairment of oil and gas costs	–	–	–	–	4,304,265
Insurance	3,484	–	6,916	–	33,481
Investor relations	–	1,345	794	1,720	911,515
Management fees (Note 8)	–	12,211	12,092	24,235	737,619
Office and general	9,610	16,277	12,417	33,155	777,210
Professional fees	14,601	19,484	35,100	53,275	1,132,956
Stock-based compensation	2,603	–	2,603	–	2,016,709
Travel	1,893	11,284	3,468	14,881	232,646
Wages (Note 8)	4,945	–	10,005	–	10,005

Total expenses	53,822	80,112	123,368	150,554	12,654,869

Loss before other income (expense)	(53,822)	(81,166)	(123,368)	(151,528)	(13,424,292)

Other income (expense)
Accretion of discount on convertible note payable	–	–	–	–	(146,205)
Gain on marketable securities	–	–	–	–	4,635
Gain on sale of oil and gas properties	–	–	–	–	381,166
Gain/(loss) on settlement of debt	(3,467)	–	(3,467)	–	343,196
Interest and other revenue	–	–	–	–	109,705
Interest expense	–	–	–	–	(7,862)
Loss on disposal of property and equipment	(114)	–	(114)	–	(114)
Loss on sale of oil and gas properties	–	–	–	–	(53,869)
Loss on write-down of promissory note	–	–	–	–	(254,997)

Total other income (expense)	(3,581)	–	(3,581)	–	375,655

Loss before income taxes	(57,403)	(81,166)	(126,949)	(151,528)	(13,048,637)

Deferred income tax recovery	–	–	–	–	291,060

Net loss for the period	(57,403)	(81,166)	(126,949)	(151,528)	(12,757,577)

Foreign currency translation adjustment	15,891	5,865	20,411	11,836	225,094

Comprehensive loss	(41,512)	(75,301)	(106,538)	(139,692)	(12,532,483)

Loss per share, basic and diluted	–	(0.01)	(0.01)	(0.01)

Weighted average number of shares outstanding	20,831,963	20,667,581	20,750,226	20,667,581

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Six months	Six months	May 4, 2006
	ended	ended	(date of inception)
	June 30,	June 30,	to June 30,
	2013	2012	2013
	$	$	$

Operating activities

Net loss for the period	(126,949)	(151,528)	(12,757,577)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	–	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	–	–	1,256,066
Depreciation	545	906	8,590
Gain on sale of marketable securities	–	–	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	3,467	–	(343,196)
Impairment of oil and gas costs	–	–	2,984,236
Interest accrued on notes payable	–	–	20,392
Loss on disposal of property and equipment	114	–	114
Shares and warrants issued for services	–	–	895,760
Stock-based compensation	2,603	–	2,016,709
Write-off of exploration advances	–	–	37,558

Changes in operating assets and liabilities
Amounts receivable	2,335	(3,123)	(2,477)
Prepaid expenses and deposits	6,500	6,765	(7,571)
Due from a related party	700	(1,987)	65,449
Accounts payable and accrued liabilities	55,031	(7,649)	1,071,467

Net cash used in operating activities	(55,654)	(156,616)	(5,285,136)

Investing activities

Cash acquired through recapitalization	–	–	320
Restricted cash	6,242	–	(2,419)
Exploration advances	–	–	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	(75,695)	(124,022)	(4,174,145)
Purchase of property and equipment	–	–	(13,008)

Net cash used in investing activities	(69,453)	(124,022)	(4,902,536)

Financing activities

Proceeds from loans payable	87,500	–	858,050
Proceeds from issuance of common stock/ subscriptions received	291,630	–	9,386,563
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	379,130	–	10,229,585

Effect of exchange rate changes on cash	13,530	11,836	237,821

Change in cash	267,553	(268,802)	279,734

Cash, beginning of period	12,181	432,535	–

Cash, end of period	279,734	163,733	279,734

Supplementary cash flow information (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
June 30, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, the Company has an accumulated deficit of $12,798,726 since inception. This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			June 30,	December 31,
			2013	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	–	–	–	717
Office furniture and equipment	7,493	3,400	4,093	4,234

	7,493	3,400	4,093	4,951

4.	Oil and Gas Properties

	June 30,	December 31,
	2013	2012
	$	$

Unproven Properties
Bulgaria	440,991	346,291

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
June 30, 2013
(Expressed in Canadian dollars)
(unaudited)

4.	Oil and Gas Properties (continued)

The Company holds a 98,204 acre exploration permit in the Dobroudja Basin located in northeast Bulgaria (the “Vranino Block”). The Company intends to conduct exploration activities over a five year period including seismic processing and the drilling of, at minimum, five test wells for a minimum cost of approximately US$5,000,000. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Vranino Block to the Company was filed with the Supreme Administrative Court of Bulgaria. By decision dated July 17, 2012, the Court rejected the appeal and upheld the award of the Vranino Block permit to the Company. This decision was again appealed and on June 12, 2013, the appeal was dismissed. The Company has settled with the party initiating the appeals (refer to Note 12(b)). Accordingly, the litigation that has delayed commencement of exploration activities on the Vranino Block has been finally resolved.

The Company is obligated to perform a five year work program on the Vranino Block which includes five wells, seismic, and well testing. The Company is now engaged in negotiating the permit license with the Bulgarian government. The Company estimates that the total cost to perform the minimum committed work programs will be US$5,000,000 to US$15,000,000.

5.	Notes Payable

(a)	On February 19, 2013, the Company issued a promissory note for $8,000 to a non-related party which is non-interest bearing, unsecured, and due on demand. Refer to Note 11(d).

(b)	On February 20, 2013, the Company issued a promissory note for $20,000 to a non-related party which is non-interest bearing, unsecured, and due on demand. Refer to Note 11(e).

(c)	On April 29, 2013, the Company issued a note payable for $12,500 to a non-related party which is non- interest bearing, unsecured, and due on demand. Refer to Note 11(d).

(d)	On May 3, 2013, the Company issued a promissory note for $40,000 to a significant shareholder of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	On June 4, 2013, the Company issued a note payable for $2,000 to a non-related party which is non-interest bearing, unsecured, and due on demand. Refer to Note 11(d).

(f)	On June 10, 2013, the Company issued a note payable for $5,000 to a non-related party which is non- interest bearing, unsecured, and due on demand. Refer to Note 11(d).

6.	Common Stock

	(a)	On January 14, 2013, the Company increased its authorized capital to 250,000,000 shares of common stock with no change in par value

	(b)	On May 1, 2013, the Company issued 200,000 common shares with a fair value of $12,124 (US$12,000) for consulting fees.

	(c)	On May 22, 2013, the Company issued 75,866 common shares with a fair value of $9,343 to settle accounts payable of $5,974 (US$5,690), which resulted in a loss on settlement of debt of $3,467.

(d)

As at June 30, 2013, the Company has received share subscriptions totaling $291,630. The Company will issue shares of common stock at US$0.10 per unit and each unit will consist of one share of common stock and one share purchase warrant exercisable for a period of three years at a price of US$0.20 per share.

7.	Stock Options

The Company adopted an official incentive stock option plan as at October 11, 2007. This plan was replaced by 2011 Stock Option Plan (the “Plan”). Under the Plan, the total number of authorized options to be granted is up to a total of 2,000,000 shares of common stock. Under the plan the exercise price of each option shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Company at the time of grant. The maximum term of options granted is five years.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
June 30, 2013
(Expressed in Canadian dollars)
(unaudited)

7.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		average	intrinsic
	Number	exercise price	value
	of options	US$	$

Outstanding and exercisable, December 31, 2012	300,000	0.10

Granted	100,000	0.10

Options outstanding, June 30, 2013	400,000	0.10	4,000

Additional information regarding stock options as of June 30, 2013, is as follows:

	Outstanding			Exercisable
Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise prices	Number of	contractual life	exercise price	Number of	exercise price
$	shares	(years)		shares

0.10	400,000	3.2	0.10	350,000	0.10

During the period ended June 30, 2013, the Company issued 100,000 stock options to a consultant, of which 50,000 stock options vest immediately, and the remaining 50,000 stock options vest on March 1, 2014. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free interest rate of 0.36%, expected life of 3 years, and expected volatility of 179%. The weighted average fair value of these stock options granted was $0.06 per option.

8.	Related Party Transactions

	(a)	During the six months ended June 30, 2013, the Company incurred management fees of $12,092 (US$12,000) (2012 – $24,235 (US$24,000)) to a company controlled by the former President of the Company.

	(b)	During the six months ended June 30, 2013, the Company incurred wages of $9,990 (US$9,500) (2012 - $nil) to the Chief Executive Officer of the Company.

	(c)	As at June 30, 2013, the amount of $nil (December 31, 2012 - $700) was due from a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at June 30, 2013, the Company owed $nil (December 31, 2012 - $5,693 (US$5,690)) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand. Refer to Note 6(c).

(e)

As at June 30, 2013, the Company owed $1,318 (US$1,253) (December 31, 2012 - $nil) to the Chief Executive Officer of the Company for wages incurred which is included in accounts payable and accrued liabilities. This amount owing is non-interest bearing, unsecured, and due on demand.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
June 30, 2013
(Expressed in Canadian dollars)
(unaudited)

9.	Supplementary Cash Flow Information

			Accumulated from
	Six months	Six months	May 4, 2006 (date
	ended	ended	of inception) to
	June 30	June 30,	June 30,
	2013	2012	2013
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	9,343	–	645,981
Common stock issued for conversion of note payable and interest	–	–	315,091
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

10.	Segmented Information

The Company’s operations are in Canada and Bulgaria. Geographical information is as follows:

June 30, 2013	Canada	Bulgaria	Total
	$	$	$
Revenue	–	–	–
Restricted cash	2,419	–	2,419
Property and equipment	4,093	–	4,093
Oil and gas properties	–	440,991	440,991

June 30, 2012	Canada	Bulgaria	Total
	$	$	$
Revenue	3,391	–	3,391
Property and equipment	5,862	–	5,862
Oil and gas properties	–	307,571	307,571

11.	Commitment

On May 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant US$7,500 per month for a period of four months and issue 200,000 shares of common stock (issued). In addition, if and when either (1) an agreement is reached with Overgas Inc.AD (“Overgas”) acceptable to the Company which resolves the litigation and permits the exploration of the permit or (2) there is a court decision which conclusively concludes the current litigation over the permit and resolves the dispute in favor of an award of the permit to the Company, then the Company is to pay the consultant US$15,000 and grant 600,000 stock options at an exercise price of five years with an exercise price of $0.10 per share expiring five years from the date of grant and vest on the date an agreement with Overgas is executed.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
June 30, 2013
(Expressed in Canadian dollars)
(unaudited)

12.	Subsequent Events

(a)

Subsequent to June 30, 2013, the Company received further share subscriptions totaling US$870,000. The Company will issue shares of common stock at US$0.10 per unit and each unit will consist of one share of common stock and one share purchase warrant exercisable for a period of three years at a price of US$0.20 per share.

(b)

On July 11, 2013, the Company entered into an agreement with BG Explorations EOOD (“BGE”), a wholly subsidiary of the Company. and Overgas Inc. AD (“Overgas”). BGE agreed to purchase from Overgas geological data and records related to the Vranino claims for 370,500 Euros and Overgas agreed not to appeal the court decision awarding the Vranino claims to the Company (Refer to Note 4). Upon execution of this agreement, BGE deposited the purchase price into an escrow account pursuant to an escrow agreement entered into on the same date.

(c)

On July 13, 2013, the Company granted 600,000 stock options with an exercise price of $0.10 per share expiring on July 13, 2018 and paid $15,000 pursuant to a consulting agreement entered into on May 1, 2013. Refer to Note 11.

	(d)	On July 19, 2013, the Company repaid $27,500 for the notes payable described in Notes 5(a), (c), (e) and (f).

	(e)	On July 23, 2013, the Company repaid the $20,000 note payable described in Note (b).

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

Our sole material oil and gas property is a 100% interest in the Vranino 1-11 Block located in north east Bulgaria which was awarded to the Company on October 12, 2010 by the Bulgarian Council of Ministers. The license is for the exploration and prospecting of oil and natural gas in the Dobroudja Basin and is for an initial five year period exclusive of possible extensions. Due to a legal dispute which was recently resolved in our favor, the Company’s work program relating to the Vranino Block was postponed and this permit will not take effect until later in 2013. The Company is presently negotiating the formal license permit agreement with the Bulgarian government.

Work program details

In conjunction with the award of the Vranino block, Park Place is required to undertake a minimum work program on the block including testing and re-testing of wells, comprehensive 2-D and 3-D seismic, drill and complete five additional wells within the license area. Our minimum work commitment as required by the permit broken down by year is as follows:

Year	Exploration activity
Year 1	Re-enter and test the Vranino #1 well, obtain data on the block and create database, identify existing seismic lines that would be good candidates for reprocessing, reprocess seismic data.
Year 2

Design and make initial arrangements for acquisition of 2-D seismic, Acquisition of new 2-D high resolution seismic; Process and interpret 2-D seismic; Incorporate data (2-D) into geologic model; Design and make initial arrangements for new 3-D high resolution seismic acquisition

Year 3	Acquisition of new 3-D high resolution seismic; Process and interpret 3-D seismic; Incorporate data (3-D) into geologic model.
Year 4	Design drilling program; Drill and complete first of five wells; Test and evaluate; Design drilling program for remaining four wells based on results of evaluation of first well.
Year 5	Drill and complete remaining four wells; Design gathering system for five wells; Prepare Summary Report of project results.

Park Place estimates that the remaining expenditures for the first year work program will be approximately $450,000. Park Place acquired data on the block in July 2013 in accordance with the work program. We anticipate spending approximately $650,000 over the next 12 months in office and general expenses.

Park Place intends to raise additional capital within the next twelve months to fund its operations.

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

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,150,000 to pursue our plan of operations over the next 12 months. As at June 30, 2013, we had cash of $279,734 and a working capital of $96,802.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock will be required to complete our plan of operations. If we do not continue to obtain additional financing going forward, we will reevaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2013 which are included herein.

Revenue

We had oil and gas revenue of $nil for the six months ended June 30, 2013, compared to $3,391 for the six months ended June 30 , 2012.

Since inception, we have earned oil and gas revenues of $1,653,688 relating to our successful exploration efforts and incurred depletion costs of $1,256,066 and production costs of $1,167,045. We have written off expenditures of $4,304,265 relating to exploration efforts that did not yield productive results.

Expenses

Our total operating expenses for the six months ending June 30, 2013 total $123,368 compared to $150,554 for the same period in 2012.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $12,417 for the six months ended June 30, 2013 from $33,155 for the six months ending June 30, 2012.

Professional Fees

Our professional fees decreased to $35,100 for the six months ended June 30, 2013 from $53,275 for the six months ending June 30, 2012.

Management and Consulting

Our management and consulting fees decreased to $49,285 for the six months ending June 30, 2013 from $50,111 for the six months ending June 30, 2012.

Investor Relations Expenses

Our investor relations expense for the six months ending June 30, 2013 increased to $794 compared to $1,720 for the six months ending June 30, 2012.

Loss

Our net loss before other items for the six months ending June 30, 2013 was $123,368 compared to $151,528 for the six months ending June 30, 2012.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to June 30, 2013, we raised net proceeds of $9,386,563 in cash from the issuance of common stock and share subscriptions received and $858,050 from loans payable less $15,028 for the repurchase of common stock for a total of $10,229,585 of cash provided by financing activities for the period.

We used net cash of $55,654 in operating activities for the six months ended June 30, 2013 compared to $156,616 for the same period in 2012. We used net cash of $5,285,136 in operating activities for the period from May 4, 2006 (date of inception) to June 30, 2013.

The following table summarizes our liquidity position as at June 30, 2013:

As at
June 30 , 2013
(Unaudited)
$
Cash	279,734
Working capital	96,802
Total assets	737,245
Total liabilities	192,940
Shareholders’ equity	544,305

We anticipate that we will require approximately $1,150,000 to pursue our plan of operations over the next 12 months. As at June 30, 2013, we had cash of $279,734 and working capital of $96,802. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $69,453 compared to $124,022 used in investing activities in the six months ending June 30, 2012.

Cash Provided By Financing Activities

For the six months ended June 30, 2013, cash provided by financing activities was $379,130 compared to $nil for the six months ended June 30, 2012.

Taxes

The Company is currently analyzing its US tax position for the years 2007 through 2012 and expects to make appropriate tax filings in the near future. At the present time, the Company has not determined the amount of taxes, if any, and/or any penalties that may be due.

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

Item 4.                Controls and Procedures

Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

As previously disclosed, on October 12, 2010, the Bulgarian Council of Ministers had granted to our company a permit for the exploration of the Vranino 1-11 oil and natural gas prospect located in the Dobroudja Basin, North Eastern Bulgaria. The award was subsequently appealed. On or about June 17, 2013, the Fifth Division Supreme Administrative Court in Bulgaria ultimately upheld the award of the license to our Company. The Company has no further legal proceedings.

Item 1A.             Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2013, the Company issued 200,000 common shares to Larsen Energy Consulting Inc. with a fair value of $12,124 (US$12,000) for consulting fees.

On May 22, 2013, the Company issued 75,866 common shares to Safiro Petroleum Ltd with a fair value of $9,343 to settle accounts payable of $5,974 (US$5,690), which resulted in a loss on settlement of debt of $3,467.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                (Removed and Reserved)

Not applicable.

Item 5.                Other Information

None

Item 6.                Exhibits

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18	Park Place Energy Corp. 2007 Stock Option Plan as amended June 2009 (10)
10.19	Park Place Energy Corp. 2011 Stock Option Plan dated November 21, 2011 (5)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)
10.31	Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)
10.32	Convertible Promissory Note dated April 6, 2011 with Pikka Asset Management Ltd (12)
10.33	Farm out agreement with Croverro Energy Ltd. dated June 11, 2011 (13)
10.34	Agreement to purchase data from Overgas AG dated July 12, 2013(14)

14.1	Code of Ethics (4)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
Name of Subsidiary Jurisdiction of Incorporation
Park Place Energy (Canada) Inc. British Columbia
Park Place Energy (International) Inc. British Columbia

Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 11, 2011.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.
(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.
(12)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 6, 2011
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 8, 2011.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Taisiia Popova”
Taisiia Popova
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial
Officer)
Date: August 14, 2013