Form 10-Q
period 2013-09-30
Park Place Energy Corp.
filed 2013-11-18
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 32,063,447 shares of common stock as of November 13, 2013.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
September 30, 2013
(Expressed in Canadian dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	246,223	12,181
Amounts receivable	87,899	4,812
Prepaid expenses and deposits	10,936	14,031
Due from related party (Note 8)	–	700
Total current assets	345,058	31,724
Restricted cash	2,369	8,661
Property and equipment (Note 3)	3,845	4,951
Oil and gas properties (Note 4)	1,035,055	346,291
Total assets	1,386,327	391,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	116,698	56,484
Total liabilities	116,698	56,484
Going concern (Note 1)
Commitments (Notes 4 and 11)
Stockholders’ equity
Common stock Authorized: 250,000,000 shares, par value US$0.00001
Issued and outstanding: 32,063,447 and 20,667,581 shares, respectively	331	212
Additional paid-in capital	14,077,378	12,811,461
Accumulated other comprehensive income	179,970	195,247
Deficit accumulated during the exploration stage	(12,988,050)	(12,671,777)
Total stockholders’ equity	1,269,629	335,143
Total liabilities and stockholders’ equity	1,386,327	391,627

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in Canadian dollars)
(unaudited)

					Accumulated
					from May 4,
	Three months	Three months	Nine months	Nine months	2006 (date of
	ended	ended	ended	ended	inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Oil and gas revenue	–	–	–	3,391	1,653,688
Direct costs
Depletion	–	–	–	–	1,256,066
Production costs	–	–	–	4,365	1,167,045

Total direct costs	–	–	–	4,365	2,423,111
	–	–	–	–
	–	–	–	(974)	(769,423)
Expenses

Consulting	18,154	18,209	55,347	44,085	2,067,989
Depreciation	248	453	793	1,359	8,838
Exploration costs	–	–	–	–	308,534
Foreign exchange loss	13,172	(3,257)	15,407	(6,751)	144,676
Impairment of oil and gas costs	–	–	–	–	4,304,265
Insurance	3,538	–	10,454	–	37,019
Investor relations	(231)	119	563	1,839	911,284
Management fees (Note 8)	3,515	11,855	15,607	36,090	741,134
Office and general	12,456	12,772	24,873	45,927	789,666
Professional fees	52,261	11,365	87,361	64,640	1,185,217
Stock-based compensation	75,979	–	78,582	–	2,092,688
Travel	3,785	6,013	7,253	20,894	236,431
Wages (Note 8)	6,447	–	16,452	–	16,452

Total expenses	189,324	57,529	312,692	208,083	12,844,193

Loss before other income (expense)	(189,324)	(57,529)	(312,692)	(209,057)	(13,613,616)

Other income (expense)
Accretion of discount on convertible note payable	–	–	–	–	(146,205)
Gain on marketable securities	–	–	–	–	4,635
Gain on sale of oil and gas properties	–	–	–	–	381,166
Gain/(loss) on settlement of debt	–	–	(3,467)	–	343,196
Interest and other revenue	–	–	–	–	109,705
Interest expense	–	–	–	–	(7,862)
Loss on disposal of property and equipment	–	–	(114)	–	(114)
Loss on sale of oil and gas properties	–	–	–	–	(53,869)
Loss on write-down of promissory note	–	–	–	–	(254,997)

Total other income (expense)	–	–	(3,581)	–	375,655

Loss before income taxes	(189,324)	(57,529)	(316,273)	(209,057)	(13,237,961)

Deferred income tax recovery	–	–	–	–	291,060

Net loss for the period	(189,324)	(57,529)	(316,273)	(209,057)	(12,946,901)

Foreign currency translation adjustment	(35,688)	(6,019)	(15,277)	5,817	189,406

Comprehensive loss	(225,012)	(63,548)	(331,550)	(203,240)	(12,757,495)

Loss per share, basic and diluted	(0.01)	–	(0.01)	(0.01)

Weighted average number of shares outstanding	24,704,751	20,667,581	22,082,887	20,667,581

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	May 4, 2006
	ended	ended	(date of inception)
	September 30,	September 30,	to September 30,
	2013	2012	2013
	$	$	$

Operating activities

Net loss for the period	(316,273)	(209,057)	(12,946,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	–	146,205
Deferred income tax recovery	–	–	(291,060)
Depletion	–	–	1,256,066
Depreciation	793	1,359	8,838
Gain on sale of marketable securities	–	–	(4,635)
Gain on sale of oil and gas properties	–	–	(381,166)
Gain loss on settlement of debt	3,467	–	(343,196)
Impairment of oil and gas costs	–	–	2,984,236
Interest accrued on notes payable	–	–	20,392
Loss on disposal of property and equipment	114	–	114
Shares and warrants issued for services	–	–	895,760
Stock-based compensation	78,582	–	2,092,688
Write-off of exploration advances	–	–	37,558

Changes in operating assets and liabilities
Amounts receivable	(83,087)	11,854	(87,899)
Prepaid expenses and deposits	3,095	12,971	(10,976)
Due from a related party	700	(13,730)	65,449
Accounts payable and accrued liabilities	66,289	(1,526)	1,082,725

Net cash used in operating activities	(246,320)	(198,129)	(5,475,802)

Investing activities

Cash acquired through recapitalization	–	–	320
Restricted cash	6,292	(8,481)	(2,369)
Exploration advances	–	–	(270,919)
Loan receivable	–	–	(572,000)
Proceeds from sale of oil and gas properties	–	–	50,000
Proceeds from sale of marketable securities	–	–	79,635
Oil and gas properties expenditures	(672,647)	(147,655)	(4,771,097)
Purchase of property and equipment	–	–	(13,008)
	–	–
Net cash used in investing activities	(666,355)	(156,136)	(5,499,438)

Financing activities	–	–

Proceeds from loans payable	–	–	770,550
Proceeds from issuance of common stock/ subscriptions received	1,156,103	–	10,251,036
Repurchase of common stock	–	–	(15,028)

Net cash provided by financing activities	1,156,103	–	11,006,558

Effect of exchange rate changes on cash	(9,386)	5,817	214,905

Change in cash	234,042	(348,448)	246,223

Cash, beginning of period	12,181	432,535	–

Cash, end of period	246,223	84,087	246,223

Supplementary cash flow information (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
September 30, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, the Company has an accumulated deficit of $12,988,050 since inception. This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			September 30,	December 31,
			2013	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	–	–	–	717
Office furniture and equipment	7,493	3,648	3,845	4,234

	7,493	3,648	3,845	4,951

4	Oil and Gas Properties

	September 30,	December 31,
	2013	2012
	$	$

Unproven Properties Bulgaria	1,035,055	346,291

The Company holds a 98,205 square kilometer oil and gas exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Block”). The Company intends to conduct exploration and test production activities over a five year period in accordance with or exceeding its minimum work program obligation of US$4,825,000. On October 25, 2010, an appeal against the Bulgarian Council of Ministers decision to award the Block to the Company was filed with the Supreme Administrative Court of Bulgaria and on March 26, 2012 the Court upheld the Company’s claim to the Vranino property and rejected the appeal. On September 14, 2012, the Company was served with an appeal against the July 17, 2012 Fifth Division Supreme Court of Bulgaria’s decision to uphold the award of the Vranino license. On June 12, 2013, the appeal was dismissed, ultimately concluding the litigation in favor Park Place.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
September 30, 2013
(Expressed in Canadian dollars)
(unaudited)

4.	Oil and Gas Properties (continued)

On July 12, 2013, the Company, along with its wholly owned Bulgarian subsidiary, BG Explorations EOOD (“BGE”), entered into an agreement (the “Agreement”) with a non-related party. Pursuant to the Agreement, BGE agreed to purchase data and geological and geophysical reports on the area covered by the Block for 308,750 Euros. The non-related party agreed as part of the Agreement not to further appeal the license award to the Company. The Company has primarily engaged in data gathering, acquisition and assessment to date regarding the Block.

5.	Common Stock

	(a)	On January 14, 2013, the Company increased its authorized capital to 250,000,000 shares of common stock with no change in par value

	(b)	On May 1, 2013, the Company issued 200,000 common shares with a fair value of $12,124 for consulting fees.

	(c)	On May 22, 2013, the Company issued 75,866 common shares with a fair value of $9,343 to settle accounts payable of $5,974 (US$5,690), which resulted in a loss on settlement of debt of $3,467.

	(d)	On August 19, 2013, the Company issued 120,000 common shares with a fair value of $9,885 for consulting fees.

(e)

On August 30, 2013, the Company issued 11,000,000 shares of common stock at US$0.10 per unit and each unit consisted of one share of common stock and one share purchase warrant exercisable for a period of three years at a price of US$0.20 per share.

6.	Stock Options

On November 21, 2011, the Company adopted a stock option plan (the “Plan”) whereby the total number of authorized options to be granted is up to a total of 2,000,000 shares of common stock. Under the plan the exercise price of each option shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Company at the time of grant. The maximum term of options granted is five years.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Aggregate
		average	intrinsic
	Number	exercise price	value
	of options	US$	US$

Outstanding, December 31, 2012	300,000	0.10

Granted	800,000	0.10

Outstanding, September 30, 2013	1,100,000	0.10	–

Additional information regarding stock options as of September 30, 2013, is as follows:

	Outstanding			Exercisable
Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise prices	Number of	contractual life	exercise price	Number of	exercise price
US$	shares	(years)	US$	shares	US$

0.10	1,100,000	3.9	0.10	1,000,000	0.10

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
September 30, 2013
(Expressed in Canadian dollars)
(unaudited)

6.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2013	2012

Risk-free interest rate	1.17%	–
Expected life (in years)	4.5	–
Expected volatility	187%	–

The fair value of stock options vested during the nine months ended September 30, 2013, was $78,582 (2012 - $nil) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the nine months ended September 30, 2013 was US$0.10 (2012 - $nil) per stock option.

7.	Share Purchase Warrants

The following table summarizes the continuity of common share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	US$

Balance, December 31, 2012	–	–

Issued	11,000,000	0.20

Balance, September 30, 2013	11,000,000	0.20

As at September 30, 2013, the following common share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	US$	Expiry date

11,000,000	0.20	August 29, 2016

8.	Related Party Transactions

	(a)	During the nine months ended September 30, 2013, the Company incurred management fees of $12,092 (2012 – $24,235) to a company controlled by the former President of the Company.

	(b)	During the nine months ended September 30, 2013, the Company incurred wages of $15,963 (2012 - $nil) to the Chief Executive Officer of the Company.

(c)

As at September 30, 2013, the amount of $nil (December 31, 2012 - $700) was due from a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at September 30, 2013, the Company owed $nil (December 31, 2012 - $5,693 (US$5,690)) to a company controlled by a director of the Company which was included in accounts payable and accrued liabilities. This amount owing was non-interest bearing, unsecured, and due on demand. Refer to Note 5(c).

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
September 30, 2013
(Expressed in Canadian dollars)
(unaudited)

9.	Supplementary Cash Flow Information

			Accumulated from
	Nine months	Nine months	May 4, 2006 (date
	ended	ended	of inception) to
	September 30	September 30,	September 30,
	2013	2012	2013
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	9,343	–	645,981
Common stock issued for conversion of note payable and interest	–	–	315,091
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

10.	Segmented Information

The Company’s operations are in Canada and Bulgaria. Geographical information is as follows:

September 30, 2013	Canada	Bulgaria	Total
	$	$	$
Revenue	–	–	–
Restricted cash	2,369	–	2,369
Property and equipment	3,845	–	3,845
Oil and gas properties	–	1,035,055	1,035,055

11.	Commitments

(a)

On July 25, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant 10,000 GBP per month for a period of four months, issue 120,000 shares of common stock (issued), and grant 100,000 stock options (granted) with an exercise price of US$0.10 per share expiring three years from the date of grant and vesting as follows: 50,000 stock options shall vest on the date of grant and 50,000 shall vest when the Company completes a capital raise by the Company of at least US$10,000,000 within six months of the grant date.

(b)

On November 1, 2013, the Company entered into an agreement with the new President/Chief Executive Officer of the Company whereby the Company is to pay US$13,000 per month for a period of two years effective as of September 1, 2013. The term will renew on a month to month basis thereafter. For the period following the month during which at least US$10,000,000 of financing has been completed by the Company not later than September 1, 2014, the Company is to pay the President US$18,000 per month. The President would also be issued 300,000 fully vested restricted stock units which will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested restricted stock units upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of US$10,000,000 or more in addition to the first US$10,000,000, the Company will issue 250,000 fully vested restricted stock units upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise. The Company granted the President 400,000 stock options exercisable at US$0.23 per share expiring on October 31, 2016.

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

Our sole material oil and gas property is a 100% interest in the Vranino Block located in north east Bulgaria which was awarded to the Company on October 12, 2010 by the Bulgarian Council of Ministers. The license is for the exploration and prospecting of oil and natural gas in the Dobroudja Basin and is for an initial five year period exclusive of possible extensions. Due to a legal dispute which was recently resolved in our favor, the Company’s work program relating to the Vranino Block was postponed until the formal license agreement is finalized with the Bulgarian government, which it anticipates will occur in early 2014.

Our administrative operations are primarily based in the USA and Canada.

Work program details

In conjunction with the award of the Vranino license, Park Place is required to undertake a minimum work program including testing and re-testing of wells, comprehensive 2-D and 3-D seismic, drilling and completing additional wells within the Vranino Block. Our minimum work commitment as required by the permit broken down by year is as follows:

Year	Exploration activity
Year 1	Re-enter and test the Vranino #1 well, obtain data on the block and create database, identify existing seismic lines for reprocessing, and reprocess seismic data.
Year 2	Design and make initial arrangements for acquisition of 2-D seismic; Acquire new 2-D seismic; Process and interpret 2-D seismic; Incorporate data (2-D) into geologic model; Design and make initial arrangements for new 3-D seismic acquisition
Year 3	Acquire new 3-D seismic; Process and interpret 3-D seismic; Incorporate data (3-D) into geologic model.
Year 4	Design drilling program; Drill and complete first well; Test and evaluate; Design program for the remaining drilling program with a total commitment to drill 10,000 meters of new wellbore (including the first well)
Year 5	Drill and complete drilled or re-entered wells to meet the 10,000 meter commitment; Design gathering system for wells; Prepare Summary Report of project results.

Over the next twelve months we anticipate initiating our first year work program. We anticipate we will spend $332,000 during this period on geological works on the Block.

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

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months (for the first year work program, the signature bonus, the bank guarantee and corporate overhead). As at September 30, 2013, we had cash of $246,223 and working capital of $228,360.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock will be required to complete our plan of operations. If we do not continue to obtain additional financing or less than anticipated going forward, we will re-evaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2013 which are included herein.

Revenue

We had oil and gas revenue of $nil for the nine months ended September 30, 2013, compared to $3,391 for the nine months ended September 30, 2012.

Since inception, we have earned oil and gas revenues of $1,653,688 relating to our successful exploration efforts and incurred depletion costs of $1,256,066 and production costs of $1,167,045. We have written off expenditures of $4,304,265 relating to exploration efforts that did not yield productive results.

Expenses

Our total operating expenses for the nine months ending September 30, 2013 total $312,692 compared to $208,083 for the same period in 2012.

Our primary expense categories are described below:

Office and General Expenses

Our office and general expenses decreased to $24,873 for the nine months ended September 30, 2013 from $45,927 for the nine months ending September 30, 2012.

Professional Fees

Our professional fees increased to $87,361 for the nine months ended September 30, 2013 from $64,640 for the nine months ending September 30, 2012.

Management and Consulting

Our management and consulting fees decreased to $70,954 for the nine months ending September 30, 2013 from $80,175 for the nine months ending September 30, 2012.

Stock Based Compensation

Our stock based compensation for the nine months ending September 30, 2013 increased to $78,582 compared to $nil for the nine months ending September 30, 2012.

Wages

Our wages for the nine months ending September 30, 2013 increased to $16,452 compared to $nil for the nine months ending September 30, 2012.

Loss

Our net loss before other items for the nine months ending September 30, 2013 was $312,692 compared to $209,057 for the nine months ending September 30, 2012.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to September 30, 2013, we raised net proceeds of $10,251,036 in cash from the issuance of common stock and share subscriptions received and $770,550 from loans payable less $15,028 for the repurchase of common stock for a total of $11,006,558 of cash provided by financing activities for the period.

We used net cash of $246,320 in operating activities for the nine months ended September 30, 2013 compared to $198,129 for the same period in 2012. We used net cash of $5,475,802 in operating activities for the period from May 4, 2006 (date of inception) to September 30, 2013.

The following table summarizes our liquidity position as at September 30, 2013:

As at
September 30,
2013
(Unaudited)
$
Cash	246,223
Working capital	228,360
Total assets	1,386,327
Total liabilities	116,698
Shareholders’ equity	1,269,629

We anticipate that we will require approximately $1,000,000 to pursue our plan of operations over the next 12 months. As at September 30, 2013, we had cash of $246,223 and working capital of $228,360. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $666,355 compared to $156,136 used in investing activities in the nine months ending September 30, 2012.

Cash Provided By Financing Activities

For the nine months ended September 30, 2013, cash provided by financing activities was $1,156,103 compared to $nil for the nine months ended September 30, 2012.

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

Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not entirely effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not entirely effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On October 12, 2010, the Bulgarian Council of Ministers had granted to our company a license for the exploration of the Vranino Block located in the Dobroudja Basin, North Eastern Bulgaria, which contains a natural gas prospect. The award was subsequently appealed. On or about June 17, 2013, the Fifth Division Supreme Administrative Court in Bulgaria ultimately upheld the award of the license to our Company. The Company has no ongoing legal proceedings.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company. See risk factors described in Item A of the Company’s 2012 10-K.

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

On August 19, 2013, the Company issued 120,000 common shares with a fair value of $9,885 for consulting fees.

On August 30, 2013, the Company issued 11,000,000 shares of common stock at US$0.10 per unit and each unit consisted of one share of common stock and one share purchase warrant exercisable for a period of three years at a price of US$0.20 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(7)
3.4	Certificate of Change Effective March 24, 2010(8)
Material Contracts
10.1	Amalgamation agreement dated July 30, 2007 among the Company, Park Place Energy Inc., and 0794403 B.C. Ltd. (1)
10.2	Farmout Agreement dated May 30, 2006 between Bounty Developments Ltd. and the Company(1)
10.3	Oil Sands Lease No. 7406080083 dated August 10, 2006 (1)
10.4	Oil Sands Lease No. 7406080084 dated August 10, 2006 (1)
10.5	Seismic Option Agreement dated September 22, 2006 among the Company, Bounty Developments Ltd. and Damascus Energy Inc. (1)
10.6	Farmout and Option Agreement dated September 25, 2006 between the Company and Patch Energy Inc. (1)
10.7	Farmout Participation and Option Agreement dated October 12, 2006 among the Company, Terra Energy Corp., Regal Energy Ltd. and Patch Energy Inc. (1)
10.8	Amendment Agreement dated November 2, 2006 among Pine Petroleum Limited, Tidewater Resources Inc. and the Company (1)
10.9	Letter Agreement dated March 27, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.10	Letter Agreement dated April 4, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.11	Letter Agreement dated April 30, 2007 between the Company and Great Northern Oilsands, Inc. (1)
10.12	Earning Agreement dated June 1, 2007 among the Company, Great Northern Oilsands Inc. and Tidewater Resources Inc. (1)
10.13	Letter Agreement dated July 6, 2007 between Britcana Energy Ltd. and the Company (1)
10.14	Letter Agreement dated November 30, 2007 between Great Northern Oilsands, Inc. and the Company (5)
10.15	Participation Agreement dated August 8, 2007 between Montello Resources Ltd. and Great Northern Oilsands, Inc. (5)
10.16	Consulting Agreement dated January 1, 2007 between the Company and David Stadnyk(1)
10.17	Change of Control Agreement dated December 1, 2007 between the Company and Merchant Equities Capital Corp. (5)
10.18	Park Place Energy Corp. 2007 Stock Option Plan as amended June 2009 (10)
10.19	Park Place Energy Corp. 2011 Stock Option Plan dated November 21, 2011 (5)
10.20	Purchase and Sale Agreement dated February 15, 2008 among the Company, Panther Minerals Inc. and Brasam Extracao Ltda.(3)
10.21	Amended Management Services Agreement dated April 10, 2008 between the Company and David Stadnyk (5)
10.22	Termination Agreement regarding the Worsley Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.23	Termination Agreement regarding the Atlee Buffalo Area Properties between the Company and Bounty Developments Ltd. dated June 25, 2008(6)
10.24	Offer to Purchase Agreement regarding the Kerrobert Area Properties between the Company and True Energy Inc. dated June 25, 2008(6)
10.25	Purchase and Sale Agreement between the Company and Brasam Extracao Minerals Ltda. dated June 26, 2008(6)
10.26	Petroleum and Natural Gas Lease dated July 24, 2008(6)
10.27	Termination Agreement regarding the Cecil (Eureka) Area Properties between the Company and Bounty Developments Ltd. dated March 30, 2009(6)
10.28	Seismic Earning Agreement dated August 19, 2009(7)
10.29	Purchase and Sale Agreement dated September 16, 2009(9)
10.30	Notice of Assignment(9)

10.31	Assignment Agreement dated May 11, 2010 with Canadian Rigger Energy Inc. (11)
10.32	Convertible Promissory Note dated April 6, 2011 with Pikka Asset Management Ltd (12)
10.33	Farm out agreement with Croverro Energy Ltd. dated June 11, 2011 (13)
10.34	Agreement to purchase data from Overgas AG dated July 12, 2013(14)
10.35	Agreement for consulting services with Larsen Energy Consulting and Scott C. Larsen dated November 1, 2013(15)
14.1	Code of Ethics (4)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
	Name of Subsidiary	Jurisdiction of Incorporation
	Park Place Energy (Canada) Inc.	British Columbia
	Park Place Energy (International) Inc.	British Columbia
Certifications
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on December 9, 2004.
(3)	Filed with our Current Report on Form 8-K, filed with the SEC on March 6, 2008.
(4)	Incorporated by reference from our Annual Report of Form 10-KSB, filed with the SEC on October 11, 2006.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 11, 2011.
(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(8)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(9)	Incorporated by reference form our Current Report on Form 8-K, filed with the SEC on November 11, 2009.
(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 15, 2010.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 25, 2010.
(12)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on April 6, 2011
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 8, 2011.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Taisiia Popova”
Taisiia Popova
Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2013

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2013