Form 10-K
period 2013-12-31
Park Place Energy Corp.
filed 2014-04-15
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2200 Ross Ave., Suite 4500E
Dallas, TX USA	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 220-4340

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
[   ] Yes [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2013, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($.11) on that date, was approximately $1,209,238. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 36,579,877 shares of common stock outstanding as of March 31, 2014.

PARK PLACE ENERGY CORP.

Form 10-K

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. Such factors include, but are not limited to, the following: fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; our limited operating history; our history of operating losses; our lack of insurance coverage; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”). The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Name and Organization

We were incorporated under the laws of the State of Nevada on August 27, 2004 under the name ST Online Corp. and in 2007, changed our name to Park Place Energy Corp. During the year, we disposed of our 100% interest in two subsidiary corporations, Park Place Energy International Inc., a private company incorporated under the laws of the Province of British Columbia, Canada, and Park Place Energy (Canada) Inc., a corporation incorporated under the laws of British Columbia. As a result, we have only one subsidiary at this time, BG Explorations EOOD, a company incorporated under the laws of Bulgaria, which is wholly-owned by the Company.

General

Park Place Energy Corp. is an energy company engaged in exploration for oil and natural gas, primarily in Bulgaria at present.

Throughout this Annual Report on Form 10-K, the terms "Park Place" "we" "us," "the Company", "our" and "our company" refer to Park Place Energy Corp. and its subsidiaries.

Today, the operations of our company and its subsidiaries concentrate on natural gas exploration in the Dobrich region of northeast Bulgaria. Our goal is to become a producer of natural gas in Bulgaria.

We recently moved our head offices to Texas from Calgary, Alberta, Canada, and established a registered office in Bulgaria and satellite offices in British Columbia, Canada.

Previously, we had oil and gas properties in the Canadian provinces of Saskatchewan, Alberta and British Columbia. Our primary oil and gas exploration permit is located in the Dobrudja Basin, northeast Bulgaria, which was awarded to the Company in October 2010. The award of the exploration permit did not become effective until mid-2013, due to a dispute regarding the tender process that was resolved in our favor. The term of the initial period of the exploration permit is five years. This five-year period will commence once the Bulgarian regulatory authorities approve the Park Place work programs for the permit area. The initial term of the exploration permit may be extended up to an additional 5 years at our election so long as we satisfy our minimum work commitments. Upon declaration of a commercial discovery, a portion of the exploration permit may be converted into an exploitation concession, which may have a duration of up to 35 years at our election so long as we satisfy our minimum work commitments.

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

Bulgaria License

In 2010, we revamped our business strategy to focus on obtaining gas properties in Europe. We were attracted to the high price of natural gas and shortage of supply on the European continent. We also saw the possibility of prolonged depressed natural gas prices in North America.

In October of 2010, we were awarded an exploration permit for the “Vranino 1-11 Block” located in Dobrudja Basin, Bulgaria, by the Bulgarian Counsel of Ministers. The award was based on the Company’s commitment to perform certain minimum work commitments as follows:

  Testing of an existing well;

  Acquiring 2-D and 3-D seismic; and

  Drilling 5 additional test wells to approximately 2,000 meters (or the equivalent of 10,000 meters of new wellbore).

The costs of the exploration plan will vary depending on a variety of factors, including, inter alia, the market price and availability of services in the area, taxes, and transportation costs relating to delivering equipment to the area. We are considering the drilling of horizontal wells as a completion technique.

We are engaged in identifying the availability of drilling and other oilfield services in the vicinity of the permit area. We have located several suitable service providers for drilling and other services which we intend to engage at the appropriate time. Local companies in Bulgaria will be used to provide services to the extent feasible. However, the Bulgarian energy sector is relatively undeveloped; accordingly, the availability of local services specialized to meet our requirements may be limited. Park Place has determined that such expertise, services or equipment may be available in Romania, Turkey or other countries in the vicinity.

On April 1, 2014, we signed a formal license agreement, entitled an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in Block 1-11 Vranino, situated in Dobrich District with the Ministry of Economy and Energy of Bulgaria.

2013 Events

During the year, we resolved the permit dispute that had previously prevented our exploration activities from commencing. In July 2013, the legal challenge to the award of the permit was resolved in our favor.

During the year, we primarily engaged in the purchase and collection of data regarding the Bulgarian license block. We commissioned and purchased a geological project from a supplier, who had performed extensive work on the Dobrudja Basin. We additionally commenced efforts to accumulate historical studies, data, reports and the like in regards to the geological characteristics of the permit area. We have accumulated a solid body of data that will assist us in making the exploration project successful.

We have engaged key consultants in Bulgaria who will assist us to carry out our exploration program. We established a registered office in Bulgaria in the office of one of our key consultants to keep costs down and facilitate our project.

We hired experienced key management personnel, including a new President and CEO and a new Vice President of Exploration, each whom have experience working in the regional area and filled out our corporate staff with the appointment of a corporate secretary and a treasurer.

We held an Annual Shareholders Meeting in October of 2013, in which three new directors were elected, bringing the total number of directors to four. We also adopted new bylaws and a new stock based incentive plan to enable us to attract and retain quality personnel.

We have kept abreast of general economic, political, and regulatory issues that impact our project in Bulgaria. During the year, our focus was in obtaining and securing existing data on the permit area. While we will continue to refine our plans, using the large amount of existing data we have collected and analyzed, we have developed preliminary plans for exploration of coal gas deposits on the Vranino 1-11 Block.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations of the jurisdiction in which we are conducting business, which at the present time is Bulgaria. These laws and regulations concern exploration, development, production, exports, taxes, labor laws and standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

  the risk of expropriation, nationalization, war, revolution, political instability, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

  laws of foreign governments affecting our ability to fracture stimulate oil or natural gas wells, such as the legislation enacted in Bulgaria in January 2012, discussed in greater detail below;

  the risk of not being able to procure residency and work permits for our expatriate personnel;

  taxation policies, including royalty and tax increases and retroactive tax claims;

  exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

  laws and policies of the United States affecting foreign trade, taxation and investment;

  the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

  the possibility of restrictions on repatriation of earnings or capital from foreign countries.

     Permits and Licenses. In order to carry out exploration and development of oil and natural gas interests or to place these into commercial production, we may require certain licenses and permits from various governmental authorities. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required. In addition, such licenses and permits are subject to change and there can be no assurances that any application to renew any existing licenses or permits will be approved.

     Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Bulgaria. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

     Environmental. The oil and natural gas industry is subject to extensive environmental regulations in Bulgaria. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. The regulatory requirements cover the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. These regulations may have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities. Such regulation has increased the cost of planning, designing, drilling, operating and, in some instances, abandoning wells. We are committed to complying with environmental and operation legislation wherever we operate.

     There has been a recent surge in interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria and imposed large monetary penalties on companies that violate that ban. Such legislation or regulations could impact our ability to drill and complete wells, and could increase the cost of planning, designing, drilling, completing and operating wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

     Such laws and regulations not only expose us to liability for our own negligence, but may also expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply.

Competition

We operate in Bulgaria, where currently one company, Gazprom, supplies Bulgaria with virtually all gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete with other oil and gas exploration companies and independent producers for license blocks and capital, which are actively seeking oil and gas properties throughout the world.

The principal area of competition is encountered in the financial ability of our Company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted, install production equipment. Competition for the acquisition of oil and gas license areas is high in Europe.

Therefore, we may or may not be successful in acquiring additional blocks in the face of this competition. Presently, we are not seeking additional license blocks.

From a general standpoint, we operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, including U.S.-based and international companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

  seeking oil and natural gas exploration licenses and production licenses and leases;

  acquiring desirable producing properties or new leases for future exploration;

  marketing oil and natural gas production;

  integrating new technologies; and

  contracting for drilling services and equipment and securing the expertise necessary to develop and operate properties.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for and produce oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Employees and Directors

As of December 31, 2013, the Company has one employee, which is the Company’s chief financial officer; all of the other executive officers of Company work on a consulting basis. As of December 31, 2013, our business is generally conducted through our officers and directors and also through consultants of the company. The following is a description of our officers’ and directors’ professional experience in Oil and Gas:

Scott C. Larsen - President and Chief Executive Officer, Director

Scott C. Larsen, is an experienced oil and gas executive who, from 2004 until June 2010, served as the president and chief executive officer of TransAtlantic Petroleum Corp., which has significant oil and gas exploration activities in Europe, including Bulgaria. Mr. Larsen has had extensive experience in the acquisition and assimilation of oil and gas assets and companies and early stage development of oil and gas exploration companies. After completing his law degree at Rutgers University in 1979, Mr. Larsen served as General Counsel, Chief of Staff and Partner of several oil and gas companies. Then, in 1994, Mr. Larsen joined the management team at TransAtlantic, which, over the years, had operations in Nigeria, Benin, Egypt and other North African countries. Once he became President of TransAtlantic, Mr. Larsen was responsible for a number of critical strategic actions for that company: he opened four overseas offices and established acreage positions in Morocco, Romania, Turkey and the UK North Sea; he sold the offshore Nigeria producing property interest and eventually sold all U.S. properties; and was instrumental in attracting significant investment into TransAtlantic. Mr. Larsen served as Vice President of Business Development of TransAtlantic from 2010 until his retirement in 2012. Subsequently, Mr. Larsen has served as a consultant to several oil and gas companies, including the Company. Mr. Larsen became involved with the Company initially as a consultant in 2013 to help resolve the legal dispute over the award of the Bulgarian exploration permit. On October 29, 2013, he was elected a director of the Company and on November 1, 2013 he was appointed its President and Chief Executive Officer.

Dr. David S. Campbell - Vice President of Exploration

Dr. David Campbell has over thirty years’ experience in the petroleum E&P business and has worked in a wide variety of petroleum basins, including the North Sea, Continental Europe, North Africa and the Middle East. He received a Bachelor of Science degree in geology from St. Andrews University and a Ph.D. degree in geology from Glasgow University. After graduation in 1979, he joined Esso Expro UK as a seismic interpreter and later spent the majority of his professional career with ARCO, both in the UK and overseas. He was North Sea Chief Geophysicist for ARCO British Limited, Geophysical Research Manager for ARCO Exploration and Production Technology Company, and Middle East Exploration Manager for ARCO International Oil and Gas Company. Mr. Campbell was awarded ARCO’s International Exploration Award in 1993 and 1994 for his contribution to discoveries in the North Sea and Middle East. Following his retirement from ARCO in 2000, Mr. Campbell was an officer or director in a number of energy-related companies, including Balli Resources Limited, and TransAtlantic North Sea Ltd. Mr. Campbell has been Managing Director of VND Energy 2008 Limited for the last five years. He currently also serves as a Director of Anglian Resources plc.

Taisiia Popova - Chief Financial Officer

Ms. Popova has over 10 years’ experience in financial management and has held executive positions as chief accountant and financial director in several companies. Between 2006 and 2008 she was Financial Director of Farbmaster Group of Companies, an industrial manufacturer; between 2008 and 2012 she was Financial Director of Diawest (Computer World), a large retail consumer electronics chain in the Ukraine. In 2013 she joined Park Place as CFO and interim CEO, and in October 2013 she resigned her position as CEO and continued as CFO of Park Place. She received her Master of Business from the University of New Brunswick, Canada in 2009. She attended State Academy of Statistics, Accounting and Auditing – Kiev, where she received a Bachelors in Accounting and Auditing (honors). She is a CAP (Certified Accounting Practitioner).

William J. (Bill) McFie – Consulting Engineer

With over 40 years of oilfield experience as a petroleum engineer, Mr. McFie has amassed a wealth of experience, both onshore and offshore, to the planning and engineering aspects of exploration. With a degree in B.Sc. degree in chemical engineering from Strathclyde University, Scotland, Mr. McFie began as a petroleum engineer with Amoco, spent a large portion of his career with Sun International, where he served as international operations manager with postings in Aberdeen, Gabon, London and Argentina. Mr. McFie subsequently served as country manager in Pakistan (for Premier), Namibia (for Ranger Oil) and Yemen (for Nimir Petroleum Services). Mr. McFie then established a U.S. based affiliate for a UK petroleum consulting firm, which endeavor included a 2 year engagement (2007-2009) planning operations in Romania and Morocco (for TransAtlantic Petroleum). From 2009 through 2012, Mr. McFie worked first as a consultant and then as the Vice President – Production Operations for Red Willow Production Company, responsible for its coal bed methane production in the San Juan Basin and conventional production in New Mexico and Texas. Since 2013, Mr. McFie has worked as a consultant to oil and gas companies, including Park Place.

Francis M. Munchinski – Corporate Secretary

Mr. Munchinski is an attorney who has been involved in the oil and gas business for more than 30 years. He spent 20 years in private practice, primarily with the law firm of Jenkens & Gilchrist (1986-1998, 2001-2007) and then with Cox Smith (2007-2009), where he specialized in oil and gas law. He served as general counsel for Alliance Resources Plc from 1998 to 2001. In February 2009, he became senior counsel with Denbury Resources Inc. From November 2012 until joining Park Place as its Corporate Secretary in November 2013, Mr. Munchinski has worked as an attorney in private practice. Mr. Munchinski received his law degree from the University of Tulsa in 1985.

Tatiana Kovaleva - Treasurer

Ms. Kovaleva has seven years of public company accounting experience, including: U.S. SEC reporting companies, TSX and CNQ in a variety of industries. She has over 10 years’ experience in both public and private company audit and over 20 years’ experience in general accounting experience including the oil and gas sector. Ms. Kovaleva is currently President of KT Business solutions Inc., a company located in Vancouver, Canada, that she founded in 2008. Ms. Kovaleva holds a Masters Degree in Economics from Lvov Cooperative Institute of the General Union.

Dr. Art Halleran - Director

Dr. Halleran has been a director since October 4, 2011. Dr. Halleran has a Ph.D. in Geology from the University of Calgary, and has 33 years of international petroleum exploration experience. His international experience includes countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran's experience includes work with Petro-Canada, Chevron, Rally Energy, Canacol Energy, United Hunter Oil and Gas Corp. and United Hydrocarbon International Corp. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Previously Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt), which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as Vice President of Exploration & Development for United Hydrocarbon International Corp., a company with oil interests in Chad, Africa. Dr. Halleran was appointed as a director of the Company to provide technical expertise and oversight to the Dobroudja Basin gas project in Bulgaria. We consider his education and technical experience in the energy sector to be valuable to our Company.

Ijaz Khan - Director

Ijaz Khan holds a law degree from Seattle University School of Law. He currently serves as Vice President, Special Projects for United Hydrocarbon International Corp, a position he has held since 2012. During 2011, he served as corporate counsel for United Hydrocarbon International Corp. In 2010, he was the General Counsel for the Kuwait Gulf Oil Company, a subsidiary of Kuwait’s State Oil Company, Kuwait Petroleum Company. There Mr. Khan was in charge of the team advising on the merger of all the upstream subsidiaries of the Kuwait Petroleum Company and was responsible for negotiating the terms of a master agreement with Saudi Arabia Chevron regarding the shared concession in the Divided Zone between Kuwait and Saudi Arabia. Prior to 2010, he practiced corporate law with the Law Firm of Mussehl and Khan. Mr. Khan brings extensive international experience in the oil and gas industry to the Board.

David M. Thompson – Director

Mr. Thompson has thirty (30) years of financial experience in the oil and gas industry. He successfully founded an oil trading company in Bermuda with offices in the U.S. and Europe (Geneva, Moscow and Amsterdam). He was responsible for the company’s production operations in Turkmenistan and successfully raised over $100 million in equity. Mr. Thompson also negotiated the farm-out of a number of company assets. Mr. Thompson is Managing Director of AMS Limited, a Bermuda based Management Company, a position he has held since 1990. In the past he served as President, CEO and Director of PetroChad (Mangara) Limited (2011-2012), Founder, President and CEO of Sea Dragon Energy Inc. (TSX:V) (2005-2010), Chief Financial Officer of Aurado Energy, Chief Financial Officer of Forum Energy Corporation (OTC), and Financial Director of Forum Energy Plc (AIM) and Senior Vice President at Larmag Group of Companies. Mr. Thompson is a Certified Management Accountant (1998). He currently also serves as a Director of United Hydrocarbon International Corp.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and the Oil and Gas Industry

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred losses in prior years. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

Our exploration, development and production activities may not be profitable or achieve our expected returns.

The future performance of our business will depend upon our ability to develop oil and natural gas reserves from our Bulgarian license that are economically recoverable. Success will depend upon our ability to develop prospects from our Bulgarian license from which oil and natural gas reserves are ultimately discovered in commercial quantities. Without successful exploration activities, we will not be able to develop oil and natural gas reserves or generate revenues. There are no assurances that oil and natural gas reserves will be discovered in sufficient quantities from our Bulgarian license to enable us to recover our exploration and development costs or sustain our business.

The successful development of oil and natural gas properties requires an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploration and development may materially exceed our internal estimates.

We may be unable to acquire or develop additional reserves, which would reduce our cash flow and income. In general, production from oil and natural gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities or in acquiring properties containing reserves, our reserves will generally decline as reserves are produced. Our oil and natural gas production will be highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

Our future oil and natural gas reserves, production, and cash flows, if any, are highly dependent upon us successfully exploiting known gas resources and proving reserves. A future increase in our reserves will depend not only on our ability to flow economic rates of gas and potentially develop the reserves we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects and technologies for exploitation. There are no absolute guarantees that our future efforts will result in the economic development of natural gas.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and natural gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional reserves, and we might not be able to drill productive wells at acceptable costs.

The development of prospective resources is uncertain. In addition, there are no assurances that our resources will be converted to proved reserves.

At December 31, 2013, all of our Bulgarian oil and gas resources are classified as prospective resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

The establishment of proved reserves is subjective and subject to numerous uncertainties.

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

We could lose permits or licenses on certain of our properties unless the permits or licenses are extended or we commence production and convert the permits or licenses to production leases or concessions. Initially, our Bulgarian properties will be held in the form of a license agreement, and future properties may be held in the form of permits, leases and/or license agreements that contain expiration dates and specific requirements and stipulations. If our permits or licenses expire, we will lose our right to explore and develop the related properties. If we fail to meet specific requirements of the permits, leases and/or license agreements, we may be in breach and may lose our rights or be liable for damages. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

Currently, all of our operations will be conducted in Bulgaria, and we are subject to political, economic and other risks and uncertainties in this country.

Currently, all of our international operations will be performed in the emerging market of Bulgaria, which may expose us to greater risks than those associated with more developed markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations:

  the risk of, and disruptions due to, expropriation, nationalization, war, revolution, election outcomes, economic instability, political instability, or border disputes;

  the uncertainty of local contractual terms, renegotiation or modification of existing contracts and enforcement of contractual terms in disputes before local courts;

  the risk of import, export and transportation regulations and tariffs, including boycotts and embargoes;

  the risk of not being able to procure residency and work permits for our expatriate personnel;

  the requirements or regulations imposed by local governments upon local suppliers or subcontractors, or being imposed in an unexpected and rapid manner;

  taxation and revenue policies, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or other payments on revenues;

  exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over foreign operations;

  laws and policies of the United States and of the other countries in which we operate affecting foreign trade, taxation and investment, including anti-bribery and anti-corruption laws;

  the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

  the possibility of restrictions on repatriation of earnings or capital from foreign countries.

There can be no assurance that changes in conditions or regulations in the future will not affect our profitability or ability to operate in such markets.

Regulations adopted in Bulgaria relating to fracture simulation activities could result in increased costs and additional operating restrictions or delays.

Fracture stimulation is a commonly used process for the completion of oil and natural gas wells and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Recently, there has been increased public concern regarding the potential environmental impact of fracture stimulation activities. The increased attention regarding this process could lead to additional levels of regulation in Bulgaria, or in other countries in which we may operate in the future, that could cause operational restrictions or delays, or could increase our costs of compliance and doing business. To the extent that our operations will rely on fracture stimulation, the regulations adopted in Bulgaria restricting fracture stimulation could impose operational delays, increased operations costs and additional related burdens on our exploration and production activities and could suspend or make it more difficult to perform fracture stimulation, cause a material decrease in the drilling of new wells and related completion activities and increase our costs of compliance and doing business, which could materially impact our business and profitability.

We are subject to foreign currency risks.

Oil and gas operations in Bulgaria will generate revenues in Euros, while expenses will be incurred in U.S. dollars or Euros. Gas production in Bulgaria will generate Euros. As a result, any fluctuations against the U.S. Dollar may result in a change in profits, if any, that our projects would generate if they commence production. Accordingly, our future financial results are subject to risk based on changes to foreign currency rates.

If we lose the services of our management and key consultants, then our plan of operations may be delayed.

Our success depends to a significant extent upon the continued service of our executive management, directors and consultants. Losing the services of one or more key individuals could have a material adverse effect on the Company’s prospective business until replacements are found.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success depends on the success of our exploration, development and production activities in our prospects. These activities will be subject to numerous risks beyond our control, including the risk that we will be unable to economically produce our reserves or be able to find commercially productive oil or natural gas reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

  unexpected drilling conditions;

  pressure or irregularities in geological formations;

  equipment failures or accidents;

  pipeline and processing interruptions or unavailability;

  title problems;

  adverse weather conditions;

  lack of market demand for oil and natural gas;

  delays imposed by, or resulting from, compliance with environmental laws and other regulatory requirements;

  declines in oil and natural gas prices; and

  shortages or delays in the availability of drilling rigs, equipment and qualified personnel.

Our future drilling activities might not be successful, and drilling success rates overall or within a particular area could decline. We could incur losses by drilling unproductive wells. Shut-in wells, curtailed production and other production interruptions may materially adversely affect our business, financial condition and results of operations.

Shortages of drilling rigs, equipment, oilfield services and qualified personnel could delay our exploration and development activities and increase the prices we pay to obtain such drilling rigs, equipment, oilfield services and personnel.

Our industry is cyclical and, from time to time, there may be a shortage of drilling rigs, equipment, oilfield services and qualified personnel in Bulgaria and other countries in which we may operate in the future. Shortages of drilling and workover rigs, pipe and other equipment may occur as demand for drilling rigs and equipment increases, along with increases in the number of wells being drilled. These factors can also cause significant increases in costs for equipment, oilfield services and qualified personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly increase our net loss, decrease our cash provided by operating activities, or restrict our ability to conduct the exploration and development activities we currently have planned and budgeted or which we may plan in the future. In addition, the availability of drilling rigs can vary significantly from region to region at any particular time. An undersupply of rigs in any of the regions where we operate may result in drilling delays and higher drilling costs for the rigs that are available in that region.

A substantial or extended decline in oil and natural gas prices may adversely affect our ability to meet our future capital expenditure obligations and financial commitments.

Revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we will be able to produce economically. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.

A decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

  market expectations regarding supply and demand for oil and natural gas;

  levels of production and other activities of the Organization of Petroleum Exporting Countries and other oil and natural gas producing nations;

  market expectations about future prices;

  the level of global oil and natural gas exploration, production activity and inventories;

  political conditions, including embargoes, in or affecting oil and natural gas production activities; and

  the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we will be able to produce economically. A substantial or extended decline in oil or natural gas prices may have a material adverse effect on our business, financial condition and results of operations.

We are subject to operating hazards.

The oil and natural gas exploration and production business involves a variety of operating risks, including the risk of fire, explosion, blowout, pipe failure, casing collapse, stuck tools, uncontrollable flows of oil or natural gas, abnormally pressured formations and environmental hazards such as oil spills, surface cratering, natural gas leaks, pipeline ruptures, discharges of toxic gases, underground migration, surface spills, mishandling of fracture stimulation fluids, including chemical additives, and natural disasters. The occurrence of any of these events could result in substantial losses to us due to injury and loss of life, loss of or damage to well bores and/or drilling or production equipment, costs of overcoming downhole problems, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Gathering systems and processing facilities are subject to many of the same hazards and any significant problems related to those facilities could adversely affect our ability to market our production.

Our oil and natural gas operations are subject to extensive and complex laws and government regulation and compliance with existing and future laws may increase our costs or impair our operations.

Our oil and natural gas operations in Bulgaria will be subject to numerous laws and regulations, including those related to the environment, employment, immigration, labor, oil and natural gas exploration and development, payments to local, foreign and provincial officials, taxes and the repatriation of foreign earnings. If we fail to adhere to any applicable laws or regulations, or if such laws or regulations restrict exploration or production, or negatively affect the sale, of oil and natural gas, our business, prospects, results of operations, financial condition or cash flows may be impaired. We may be subject to governmental sanctions, such as fines or penalties, as well as potential liability for personal injury, property or natural resource damage and might be required to make significant capital expenditures to comply with federal, state or international laws or regulations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could adversely affect our business or operations, or substantially increase our costs and associated liabilities.

In addition, exploration for, and exploitation, production and sale of, oil and natural gas in Bulgaria and other countries in which we may operate in the future are subject to extensive national and local laws and regulations requiring various licenses, permits and approvals from various governmental agencies. If these licenses or permits are not issued or unfavorable restrictions or conditions are imposed on our exploration or drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any licenses or permits, might result in the suspension or termination of operations and subject us to penalties. Our costs to comply with these numerous laws, regulations, licenses and permits are significant.

Specifically, our oil and natural gas operations in Bulgaria will be subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and/or criminal penalties, incurring investigatory or remedial obligations and the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to comply in all material respects with applicable environmental laws and regulations, we cannot assure you that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability. We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations.

In addition, many countries have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning of oil and natural gas, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for some of our services or products in the future.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete. We will be operating in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, including U.S.-based and foreign companies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

  seeking oil and natural gas exploration licenses and production licenses;

  acquiring desirable producing properties or new leases for future exploration;

  marketing oil and natural gas production;

  integrating new technologies; and

  contracting for drilling services and equipment and securing the expertise necessary to develop and operate properties.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for exploratory prospects and productive oil and natural gas properties than we can. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for and produce oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

We might not be able to obtain necessary permits, approvals or agreements from one or more government agencies, surface owners, or other third parties, which could hamper our exploration, development or production activities.

There are numerous permits, approvals, and agreements with third parties, which will be necessary in order to enable us to proceed with our exploration, development or production activities and otherwise accomplish our objectives. The government agencies in Bulgaria and other international countries have discretion in interpreting various laws, regulations, and policies governing operations under licenses such as the license we are obtaining in Bulgaria. Further, we may be required to enter into agreements with private surface owners to obtain access to, and agreements for, the location of surface facilities. In addition, because many of the laws governing oil and natural gas operations in Bulgaria and other international countries have been enacted relatively recently, there is only a relatively short history of the government agencies handling and interpreting those laws, including the various regulations and policies relating to those laws. This short history does not provide extensive precedents or the level of certainty that allows us to predict whether such agencies will act favorably toward us. The governments have broad discretion to interpret requirements for the issuance of drilling permits. Our inability to meet any such requirements could have a material adverse effect on our exploration, development or production activities.

Risks Related to Our Common Stock

The value of our common stock may be affected by matters not related to our own operating performance. The value of our common stock may be affected by matters that are not related to our operating performance and which are outside of our control. These matters include the following:

  general economic conditions in the United States, Bulgaria and globally;

  industry conditions, including fluctuations in the price of oil and natural gas;

  governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;

  fluctuation in foreign exchange or interest rates;

  liabilities inherent in oil and natural gas operations;

  geological, technical, drilling and processing problems;

  unanticipated operating events which can reduce production or cause production to be shut in or delayed;

  failure to obtain industry partner and other third-party consents and approvals, when required;

  stock market volatility and market valuations;

  competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

  the need to obtain required approvals from regulatory authorities;

  worldwide supplies and prices of, and demand for, oil and natural gas;

  political conditions and developments in each of the countries in which we operate;

  political conditions in oil and natural gas producing regions;

  revenue and operating results failing to meet expectations in any particular period;

  investor perception of the oil and natural gas industry;

  limited trading volume of our common shares;

  announcements relating to our business or the business of our competitors;

  the sale of assets;

  our liquidity; and

  our ability to raise additional funds.

In the past, companies that have experienced volatility in the trading price of their common shares have been the subject of securities class action litigation. We might become involved in securities class action litigation in the future. Such litigation often results in substantial costs and diversion of management’s attention and resources and could have a material adverse effect on our business, financial condition and results of operation.

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and gas properties.

Our shareholders may experience dilution as a result of our issuance of additional common stock or the exercise of outstanding options and warrants.

We may enter into commitments in the future that would require the issuance of additional common stock. We may also grant additional share purchase warrants and stock options. The exercise of share purchase warrants or options and the subsequent resale of common stock in the public market could adversely affect the prevailing market price and our ability to raise equity capital in the future. Any share issuances from our treasury will result in immediate dilution to existing shareholders.

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

Our stock price is volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for our common stock, or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to a variety of matters and market conditions.

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

A decline in the price of our common stock could affect our ability to raise further working capital and create additional dilution to existing shareholders upon any financings.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and if we sell shares at a lower price, cause excessive dilution to existing shareholders.

We may issue debt to acquire assets.

From time to time our Company may enter into transactions to acquire assets or the shares of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our articles and bylaws do not limit the amount of indebtedness that our Company may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

We may issue additional equity securities without the consent of stockholders. The issuance of any additional equity securities would further dilute our stockholders.

Our board of directors has the authority, without further action by the stockholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 36,579,877 shares were issued and outstanding as of March 31, 2014. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also have a dilutive impact on our stockholders’ ownership interest in our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES

Bulgarian Property - Dobrudja Basin

On October 12, 2010, the Bulgarian Council of Ministers awarded to the Company a permit for the exploration and prospecting of crude oil and natural gas in Vranino 1-11 Block. The permit covers approximately 98,205 acres in the Dobrudja Basin in northeast Bulgaria and was awarded after the completion of the competitive bid process.

Between 2010 and mid-2013, activities regarding the property were suspended pending the resolution of a claim by a competitive bidder in regards to the validity of the permit award to Park Place. Ultimately, Park Place obtained two court victories, and the competitive bidder abandoned any and all claims it had disputing the validity of the permit award to the Company.

Since mid-2013, the Company has been negotiating terms of a license exploration contract with the Bulgarian ministry, which entails a comprehensive and detailed set of document addressing drilling operations, environmental legislation and the like. On April 1, 2014, the Company entered into a formal license agreement, entitled an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in Block 1-11 Vranino, situated in Dobrich District with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”).

The License Agreement is expected to become effective mid-2014, when the term of the five year license will commence. The License Agreement (or applicable legislation) provides for possible extension periods for up to 5 additional years during the exploration phase and the conversion to an exploitation concession, which can last up to 35 years. Such extensions and conversion are at our election so long as we satisfy minimum work commitments.

The Company has a commitment to perform a yearly work program. The Company’s yearly commitment is based on the bid made by the Company on which the exploration permit was awarded; however there is flexibility to adjust the yearly work program based on negotiations with the competent authorities in Bulgaria. We are expected to drill 10,000 meters (approximately 32,800 feet) of new wellbore (may be vertical, horizontal or diagonal) and conduct other exploration at certain intervals during the permit term.

If we are successful in our exploration efforts, we will file to establish a geological discovery. We are permitted to commence limited production during the exploration permit. After additional exploration work on the permit, we may convert the portion of our permit on which we have established production to an exploitation concession.

Reserves Reported to Other Agencies

We have not filed estimates of total, in-place, resources or proved oil and gas reserves with any other federal authority or agency in the United States, Canada or Bulgaria at this time. We have not prepared any reserve or resource estimates under applicable regulations because we have not signed the exploration permit for the Vranino 1-11 Block as of March 31, 2014. The Bulgarian property is our only oil and gas prospect. We will file such reports after receiving the exploration permit as and when required under applicable regulations.

Productive Wells and Acreage

We presently have no production from any property currently or during the year ended December 31, 2013. We disposed of the subsidiary that held the Edam property during the year; the Edam property previously had production until early 2012, but no production in 2013.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2013:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria	98,205	98,205
Total:	98,205	98,205

(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

During 2013 and the prior year, no wells were drilled.

Present Activities

The Company is engaged in data gathering, evaluation and analysis to evaluate the opportunity for the exploration of natural gas and planning future operations on the permit area. The Company is conducting its activities through several contracted service firms in Bulgaria operating in the oil and gas sector. Additionally, the Company has retained experienced consultants in the UK, and North America to provide analysis of the property prospects and to assist in developing an exploration strategy.

The Company has evaluated and identified several existing wells for re-entry and potential drilling locations for new wells.

The Company will seek to have an independent assessment of its oil and gas resources by a competent reserve auditor commencing in 2014. In addition, it will engage in evaluating the necessary laws, regulations, local infrastructure, etc. to allow for on-ground drilling commencing in 2015.

ITEM 3.	LEGAL PROCEEDINGS

We were party to legal proceedings in Bulgaria relating to the exploration permit involving Vranino 1-11 as described herein, which were resolved on or about June 17, 2013, when the Fifth Division Supreme Administrative Court in Bulgaria found in our favor.

We are not party to any other material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006 and presently trade under the symbol “PKPL”.

2013	High Bid	Low Bid
4th Quarter	$0.25	0.14
3rd Quarter	$0.14	0.08
2nd Quarter	$0.17	0.03
1st Quarter	$0.09	0.03
2012
4th Quarter	$0.17	$0.045
3rd Quarter	$0.105	$0.071
2nd Quarter	$0.19	$0.011
1st Quarter	$0.11	$0.061

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 26, 2014, was approximately 137.

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

Equity Compensation Plans

Long-Term Incentive Equity Plans

On November 21, 2011, the Company replaced its 2007 Stock Option Plan and adopted its 2011 Stock Option Plan (the “2011 Plan”), which allows for the issuance of options to purchase up to 2,000,000 shares of common stock. A copy of the 2011 Plan was filed on November 25, 2011 on Form 8-K, to which reference should be made for a more complete description of the 2013 Plan. In connection with the adoption of the Company’s 2013 Long-Term Incentive Equity Plan in October 2013, the Company retired the 2011 Plan, but outstanding grants under the 2011 Plan remain subject to the terms of the 2011 Plan.

On October 29, 2013, the Company’s shareholders adopted the Company’s 2013 Long-Term Incentive Equity Plan (the “2013 Plan”). A summary of the principal features of the 2103 Plan, as well as a copy of the 2013 Plan document itself, is available in the Company’s Schedule 14A filed on September 27, 2013, to which reference should be made for a more complete description of the 2013 Plan. The 2013 Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards, and other stock-based awards. Under the 2013 Plan, any employee (including an employee who is also a director or an officer), officer, contractor or outside director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate in the 2013 Plan, except that only our employees are eligible to receive incentive stock options. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered under the 2013 Plan is ten percent (10%) of the Company’s authorized and outstanding shares of common stock as determined on the applicable date of grant of an award under the 2013 Plan.

The various types of long-term incentive awards that may be provided under the 2013 Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.

During the year, the Company issued 700,000 stock options under the 2013 Plan and 800,000 under the 2011 Plan.

The following table provides a summary of the number of stock options outstanding as at December 31, 2013 under both of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders (2011 Plan)	1,100,000	$0.10	Nil
Equity compensation plans approved by security holders (2013 Plan)	700,000	$0.23	Variable*

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of March 31, 2014, the 10% rolling maximum is 3,657,987 shares.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2013 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
8-K	2013-07-13
8-K	2013-09-05
8-K	2013-11-07
10-Q	2013-11-18
10-Q	2013-08-14

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended December 31, 2013 and 2012 should be read in conjunction with our most recent audited consolidated financial statements for the years ended December 31, 2013 and 2012, which are included in this Annual Report, and the related notes to the financial statements, as well as “Item 1 - Business.” This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Furthermore, on December 31, 2013, the Company changed its reporting currency from Canadian dollars to U.S. dollars. In preparing the Company’s prior year comparative balances in U.S. dollars, the Company has adjusted amounts previously reported in the financial statements in Canadian dollars. The changes made to the consolidated balance sheet as at December 31, 2012 and the related consolidated statements of operations and cash flows for the year then ended are shown in Note 13 to the Company’s financial statement included with this annual report. Accordingly, the amounts shown herein for the year ended December 31, 2012 are the adjusted amounts following the change of reporting currency from Canadian dollars to U.S. dollars.

Our Plan of Operations

Our initial plan of operations for the next 12 months is summarized as follows: increase our ground operations in Bulgaria, refine and further develop our exploration work program plans, obtain additional financing and/or farm-out arrangements for the Bulgarian property, and consider possible additional new licenses in Europe. We also intend to obtain a resource report audit evaluation from a reputable independent firm for our Bulgarian property.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2.1 million to pursue our plan of operations over the 12 months starting January 1, 2014. As at December 31, 2013, we had cash of $32,782 and a working capital deficit of $68,364. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months. Effective March 5, 2014, we completed a private placement pursuant to which we received total cash proceeds of $903,286 in exchange for the sale of an aggregate of 4,516,430 shares of common stock at a purchase price of $0.20 per share.

We anticipate that additional funding will be in the form of debt or equity financing from the sale of our common stock or otherwise.

Results of Operations – Years Ended December 31, 2013 and 2012

The table below sets out the Consolidated Statements of Operations:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
	(Audited)	(Audited)
Oil and gas revenue	$-	$4,503
Direct costs	-	-

Expenses
General and administrative	696,860	266,527
Depreciation	1,010	1,742
Foreign exchange loss (gain)	8,049	(6,476)
Other Income (Expense)
Loss on disposal of property and equipment	(990)	-
Gain on disposal of subsidiary	19,775	-
Loss on settlement of debt	(3,414)	-
Net loss	$(690,548)	$(260,752)

Oil and Gas Revenue

Our oil and gas revenue, operating costs and depletion for the year ended December 31, 2013 was $nil. In 2012 we earned $4,503 of revenue and incurred $3,462 in direct operating costs.

General and Administrative

Our general and administrative expenses increased to $696,860 for the year ended December 31, 2013 from $266,527 for 2012. This increase is attributable to the increased operations during the year in anticipation of finalizing of, and commencing operations under, the Bulgarian license agreement, including establishing an office in Texas, the addition of a new management team and the hiring of consultants.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2013 was $690,548, compared to $260,752 for 2012..

Liquidity and Capital Resources

	As at	As at
	December 31, 2013	December 31, 2012
	(Audited)	(Audited)
Cash	$32,782	$12,130
Working capital (deficit)	(68,364)	(23,605)
Total assets	1,337,914	389,791
Total liabilities	197,777	55,199
Shareholders’ equity	1,140,137	334,592

We anticipate that we will require approximately $2,100,000 to pursue our plan of operations over the 12 months commencing January 1, 2014. As at December 31, 2013, we had cash of $32,782 and a working capital deficit of $68,364. Consequently, we will require additional financing to pursue our plan of operations over the next 12 months.

Cash Used in Operating Activities

Net cash used in operating activities in the year ended December 31, 2013 increased to $399,195 from $248,921 in 2012.

Cash Used In Investing Activities

Net cash used for investing activities in the year ended December 31, 2013 was $833,039 compared to $178,830 for 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. In the year ended December 31, 2013, we received cash of $1,253,286 as a result of proceeds from the sale of our common stock compared to $nil for 2012.

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

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centers on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.

The costs in each cost center, including the costs of well equipment, are depleted and depreciated using the unit-of-production method based on the estimated proved reserves before royalties. Natural gas reserves and production are converted to equivalent barrels of crude oil based on relative energy content. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centers are further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centers less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

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

Our audited consolidated financial statements as of December 31, 2013 and 2012 and for the years then ended are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013 (the “Evaluation Date”). In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective based on material weaknesses including the fact that our CFO and CEO positions were held by the same individual person at that time. Subsequently, we appointed a new CEO and segregated responsibilities, however, we have not performed an internal control evaluation since the appointment.

Notwithstanding the deficiencies in our internal controls over financial reporting, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Our plan is to re-evaluate our internal controls now that we have appropriate segregation of duties and have implemented additional internal controls.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the year, we improved our internal controls through the appointment of a CEO separate from the CFO position, the appointment of a new treasurer and corporate secretary. We appointed 3 new board members, one of which has financial expertise.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, other than those mentioned above, that occurred during the last quarter of our fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as at December 31, 2013:

Name and Municipality of
Residence	Current Office with Company	Since
Scott C. Larsen Dallas, Texas, USA	President, Chief Executive Officer and Director	October 29, 2013 (Director); November 1, 2013 (President and CEO)
Ijaz Kahn Seattle, Washington, USA	Director	October 29, 2013
Art Halleran Calgary, Alberta, Canada	Director	October 4, 2011
David M. Thompson Hamilton, Bermuda	Director	October 29, 2013
Taisiia Popova Vancouver, British Columbia	Chief Financial Officer	May 6, 2013

A description of the business background of the directors and executive officers of our company is set out in Item 1 herein under “Employees and Directors”.

Term of Office

All of our directors hold office until the next annual shareholders meeting or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our CFO; all other officers of the Company are acting on a consultant basis.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Board Independence

Three of our directors are considered independent directors under SEC rules as they are not officers of our Company.

Committees of the Board of Directors

Our Company does not currently have any committees of our board of directors.

Involvement in Certain Legal Proceedings

There are currently no legal proceedings to which any of our directors or executive officers is a party adverse to us or in which any of our directors or executive officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten (10%) percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2013, except as disclosed below, these filings were made on a timely basis by our officers and directors:

Reporting Person	No. of Late Reports During the Fiscal Year Ended December 31, 2013	No. of Late Reports During the Fiscal Year Ended December 31, 2012
David Johnson	Zero	Zero
Parvez Tyab	1	Zero
Arthur Halleran	1	Zero
Ijaz Kahn	1	Zero
David Thompson	1	Zero
Scott Larsen	1	Zero

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2013;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2013, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2013;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Scott C. Larsen President & CEO(2)	2012 2013	- $37,000	- $15,000	- $12,000	- $80,873	- -	- -	- -	- $144,873
Taisiia Popova CFO (2)	2012 2013	- $20,879	- -	- -	- -	- -	- -	- -	- $20,879

Notes

(1)	This column represents the grant date fair value of stock options granted.
(2)	Ms. Popova was the CEO of the Company in 2013 until Mr. Larsen’s appointment as CEO on November 1, 2013.

Outstanding Equity Awards as of December 31, 2013

The following table summarizes the outstanding equity awards as of December 31, 2013 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Taisiia Popova	-	-	-	-	-	-	-	-	-
						-	-	-	-
Scott C. Larsen*	600,000 400,000	-	-	0.23 0.10	4-30-2018 10-30-2016	-	-	-	-

*Held through Larsen Energy Consulting Inc.

Compensation of Directors

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ijaz Kahn	100,000	-	-	0.23	10-30-2016	-		-
Arthur Halleran	300,000 50,000	-	-	0.10 0.23	11-20-2016 10-30-2016	-	-	-	-
David Thompson	100,000	-	-	0.23	10-30-2016	-	-	-	-

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On November 1, 2013, the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company whereby the Company is to pay $13,000 per month for a period of two years effective September 1, 2013. The term will renew on a month-to-month basis thereafter. For the period following the month during which at least $10,000,000 of financing has been completed by the Company not later than September 1, 2014, the monthly payment increases to $18,000 per month. The President would also be issued 300,000 fully vested restricted stock units that will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested restricted stock units upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of $10,000,000 or more in addition to the first $10,000,000, the Company will issue the President 250,000 fully vested restricted stock units upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise. The Company granted the President 400,000 stock options exercisable at $0.23 per share expiring on October 31, 2016.

There are no other employment contracts or related arrangements with our executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE- MENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 32,063,447, shares of common stock outstanding as of December 31, 2013.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2013, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of March 31, 2014
Name and Address of Beneficial Owner	Shares		Percent(1)

Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	7,050,000	(2)	20.6
Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	4,600,000	(2)	14.2
Cardaro Holdings Ltd. 753 Cardero Street, Vancouver, BC, Canada	4,000,000	(2)	11.7
Pikka Asset Management Ltd. 38 Huntington St, Waterfront Center, Nevis	2,000,370		6.2
Century House Holdings Limited 2nd Floor 25 Church Street Hamilton, Bermuda	7,000,000	(2)	19.7
World Upstream Energy DMMC PO Box 76326, Dubai, UAE	4,000,000	(2)	11.7
Scott C. Larsen 364 Blackburn St, Dallas, Texas USA	2,200,000	(2)(3)	6.6
Arthur Halleran #5 – Coventry Hills Drive N.E. Calgary, Alberta, Canada	425,866	(2)	1.3
Ijaz Kahn 10520 SE 211 Street, Kent WA, USA	600,000	(2)	1.9
David Thompson 2nd Floor 25 Church Street Hamilton, Bermuda	600,000	(2)	1.9

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on March 31, 2013.

(2)

Includes warrants and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 2,200,000 warrants; Aura Oil Holdings Ltd. – 300,000 warrants; Cardero Holdings Ltd – 2,000,000 warrants; Century House Holdings Limited – 3,500,000 warrants; World Upstream Energy DMMC – 2,000,000 warrants; Scott C. Larsen – 500,000 warrants and 1,000,000 options; Arthur Halleran – 350,000 options; Ijaz Khan - 250,000 warrants and 100,000 options; David Thompson – 250,000 warrants and 100,000 options. Each warrant is exercisable into one share of the Company’s common stock for a period of 36 months from August 30, 2013 at a price of $0.20 per share.

(3)	Includes 600,000 options held by Larsen Energy Consulting Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described herein, since the beginning of our last two fiscal years, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

The Company paid or accrued consulting, management fees and wages of $185,730 (2012 - $ 48,000) to officers and directors of the Company. The Company additionally granted stock options with a fair value of $136,319 to officers and directors of the Company. Also included in due to related parties is $21,023 (2012 -$nil) owing to officers of the Company. This amount represents accounts payable and wages payable which are all due within 15 days of year end.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties.

Compensatory Arrangements

Other than compensatory arrangements described under “Executive Compensation,” we have no other transactions, directly or indirectly, with our promoters, directors, executive officers, which have materially affected or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We appointed Saturna Group Chartered Accountants LLP (“Saturna Group”) to act as our independent auditors for the year ended December 31, 2013. We have not retained the services of any other independent auditors. Saturna Group performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2013 and December 31, 2012:

Audit Fees

2013	2012
Cdn$33,900	Cdn$21,600

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by Saturna Group in connection with statutory and regulatory filings or engagements.

Audit Related Fees

2013	2012
None	None

Tax Fees

2013	2012
Cdn$9,000	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2013	2012
None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire board of directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Saturna Group. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Saturna Group which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law.

PART IV

ITEM 15.	EXHIBITS

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(3)
3.4	Certificate of Change Effective March 24, 2010(4)
Material Contracts
10.01	Larsen Energy Consulting Inc Agreement dated May 1st, 2013 (5)
10.02	Overgas Data and Consulting Agreement dated July 11, 2013 (6)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (7)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (8)
10.05	2011 Stock option plan dated November 21, 2011 (9)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (10)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer: Name of Subsidiary BG Explorations EOOD

Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(10)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended(10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

Notes

(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(10)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
December 31, 2013
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Park Place Energy Corp. (the “Company”)
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Park Place Energy Corp. (an exploration stage company) as at December 31, 2010 and 2009 and for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2010 were audited by other auditors whose report dated March 29, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 6, 2006 (date of inception) to December 31, 2010 reflect a net loss of $11,274,147 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from May 4, 2006 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, has generated negative cash flows from operating activities during the year, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 27, 2014

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in US dollars)

	December 31,	December 31,
	2013	2012
	$	$
		(Refer to
		Note 13)
ASSETS
Current assets
Cash	32,782	12,130
Amounts receivable	91,375	4,792
Prepaid expenses and deposits	5,256	13,972
Due from related party (Note 8)	–	700
Total current assets	129,413	31,594
Restricted cash	2,300	8,625
Property and equipment	–	4,735
Oil and gas properties (Notes 4 and 8)	1,206,201	344,837
Total assets	1,337,914	389,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	197,777	55,199
Total liabilities	197,777	55,199
Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent events (Note 14)
Stockholders’ equity
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 32,063,447 and 20,667,581 shares, respectively	321	207
Additional paid-in capital	13,748,758	12,406,065
Stock subscriptions received (Note 5)	153,286	–
Deficit accumulated during the exploration stage	(12,762,228)	(12,071,680)
Total stockholders’ equity	1,140,137	334,592
Total liabilities and stockholders’ equity	1,337,914	389,791

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in US dollars)

			Accumulated from
			May 4, 2006
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2013	2012	2013
	$	$	$
		(Refer to
		Note 13)

Oil and gas revenue	–	4,503	1,532,065

Direct costs
Depletion	–	–	1,170,500
Production costs	–	3,462	1,081,423

Total direct costs	–	3,462	2,251,923

Gross profit	–	1,041	(719,858)

Expenses

Depreciation	1,010	1,742	8,621
Exploration costs	–	–	319,339
Foreign exchange loss (gain)	8,049	(6,476)	396,732
General and administrative (Note 8)	696,860	266,527	7,905,663
Impairment of oil and gas costs	–	–	4,011,563

Total expenses	705,919	261,793	12,641,918

Loss before other income (expense)	(705,919)	(260,752)	(13,361,776)

Other income (expense)

Accretion of discount on convertible note payable	–	–	(150,000)
Gain on marketable securities	–	–	4,468
Gain on sale of oil and gas properties	–	–	284,849
Gain on sale of subsidiary (Note 3)	19,775	–	19,775
Gain (loss) on settlement of debt	(3,414)	–	324,651
Interest and other revenue	–	–	95,573
Loss on disposal of property and equipment	(990)	–	(990)
Loss on write-down of promissory note	–	–	(239,055)

Total other income (expense)	15,371	–	339,271

Loss before income taxes	(690,548)	(260,752)	(13,022,505)

Deferred income tax recovery	–	–	296,386

Net loss for the period	(690,548)	(260,752)	(12,726,119)

Loss per share, basic and diluted	(0.03)	(0.01)

Weighted average number of shares outstanding	24,598,535	20,667,581

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of stockholders’ equity (deficit)
(Expressed in US dollars)

				Deficit accumulated
	Common Stock		Additional	during the
		Amount	paid-in capital	exploration stage	Total
	#	$	$	$	$
Balance, May 4, 2006 (date of inception)	–	–	–	–	–
Issuance of common stock for cash	193,387	1,412,113	–	–	1,412,113
Net loss for the period	–	–	–	(13,409)	(13,409)
Balance, December 31, 2006	193,387	1,412,113	–	(13,409)	1,398,704
Issuance of common stock for cash	106,467	1,492,000	–	–	1,492,000
Recapitalization	2,048,260	(2,607,683)	2,607,683	(21,995)	(21,995)
Renunciation of flow-through shares	–	(296,386)	–	–	(296,386)
Common stock surrendered for cancellation	(1,500,000)	(35)	22	(14,114)	(14,127)
Issuance of common stock for cash	173,333	2	2,599,998	–	2,600,000
Issuance of common stock for cash	46,740	–	701,098	–	701,098
Issuance of common stock in settlement of debt	25,157	–	377,858	–	377,858
Issuance of common stock for consulting agreement	6,667	–	142,000	–	142,000
Stock-based compensation	–	–	1,386,103	–	1,386,103
Stock issuance costs	–	–	(169,109)	–	(169,109)
Net loss for the year	–	–	–	(4,406,753)	(4,406,753)
Balance, December 31, 2007	1,100,011	11	7,645,653	(4,456,271)	3,189,393
Issuance of common stock for cash	784,071	7	1,955,550	–	1,955,557
Issuance of common stock in settlement of debt	71,429	1	149,999	–	150,000
Issuance of common stock for consulting	183,333	2	540,998	–	541,000
Stock-based compensation	–	–	291,035	–	291,035
Stock issuance costs	–	–	(58,406)	–	(58,406)
Net loss for the year	–	–	–	(4,836,486)	(4,836,486)
Balance, December 31, 2008	2,138,844	21	10,524,829	(9,292,757)	1,232,093
Issuance of common stock for cash	155,000	2	82,999	–	83,001
Stock-based compensation	–	–	96,176	–	96,176
Net loss for the year	–	–	–	(1,698,952)	(1,698,952)
Balance, December 31, 2009	2,293,844	23	10,704,004	(10,991,709)	(287,682)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of stockholders’ equity (deficit)
(Expressed in US dollars)

				Stock	Deficit accumulated
	Common Stock		Additional	subscriptions	during the
		Amount	paid-in capital	received	exploration stage	Total
	#	$	$	$	$	$
Balance, December 31, 2009	2,293,844	23	10,704,004	–	(10,991,709)	(287,682)
Issuance of common stock for cash	1,296,311	13	116,297	–	–	116,310
Issuance of common stock for settlement of debt	1,638,754	16	120,887	–	–	120,903
Issuance of common stock for consulting services	370,000	4	184,996	–	–	185,000
Warrants	–	–	10,000	–	–	10,000
Stock-based compensation	–	–	60,119	–	–	60,119
Net loss for the year	–	–	–	–	(282,438)	(282,438)
Balance, December 31, 2010	5,598,909	56	11,196,303	–	(11,274,147)	(77,788)
Issuance of common stock for cash	10,447,917	105	784,420	–	–	784,525
Issuance of common stock for settlement of debt	1,332,300	13	108,217	–	–	108,230
Issuance of common stock for conversion of note payable	3,288,600	33	157,467	–	–	157,500
Intrinsic value of beneficial conversion feature	–	–	150,000	–	–	150,000
Stock-based compensation	–	–	9,658	–	–	9,658
Rounding adjustment related to stock splits	(145)	–	–	–	–	–
Net loss for the year	–	–	–	–	(536,781)	(536,781)
Balance, December 31, 2011	20,667,581	207	12,406,065	–	(11,810,928)	595,344
Net loss for the year	–	–	–	–	(260,752)	(260,752)
Balance, December 31, 2012	20,667,581	207	12,406,065	–	(12,071,680)	334,592
Issuance of common stock for cash	11,000,000	110	1,099,890	–	–	1,100,000
Issuance of common stock for settlement of debt	75,866	1	9,103	–	–	9,104
Issuance of common stock for consulting services	320,000	3	21,597	–	–	21,600
Share subscriptions received	–	–	–	153,286	–	153,286
Stock-based compensation	–	–	212,103	–	–	212,103
Net loss for the year	–	–	–	–	(690,548)	(690,548)
Balance, December 31, 2013	32,063,447	321	13,748,758	153,286	(12,762,228)	1,140,137

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in US dollars)

			Accumulated from
			May 4, 2006
	Year ended	Year ended	(date of inception)
	December 31,	December 31,	to December 31,
	2013	2012	2013
	$	$	$
		(Refer to
		Note 13)
Operating activities

Net loss for the period	(690,548)	(260,752)	(12,726,119)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	–	150,000
Deferred income tax recovery	–	–	(296,386)
Depletion	–	–	1,170,500
Depreciation	1,010	1,742	8,621
Gain on sale of marketable securities	–	–	(4,468)
Gain on sale of oil and gas properties	–	–	(284,849)
Gain on sale of subsidiary	(19,775)	–	(19,775)
Gain on settlement of debt	3,414	–	(324,651)
Impairment of oil and gas costs	–	–	4,011,563
Loss on disposal of property and equipment	990	–	990
Loss on write-down of promissory note	–	–	239,055
Stock-based compensation	212,103	–	2,933,194
Changes in operating assets and liabilities:
Amounts receivable	(86,583)	11,119	(91,019)
Prepaid expenses and deposits	8,716	3,586	(5,256)
Accounts payable and accrued liabilities	170,778	(7,170)	1,181,925
Due to/from related parties	700	2,554	155,004

Net cash used in operating activities	(399,195)	(248,921)	(3,901,671)

Investing activities

Cash acquired through recapitalization	–	–	305
Restricted cash	6,325	(8,625)	(2,300)
Proceeds from sale of marketable securities	–	–	79,468
Loan receivable	–	–	(530,000)
Proceeds from sale of oil and gas properties	–	–	48,195
Oil and gas properties expenditures	(839,764)	(170,205)	(6,693,787)
Purchase of property and equipment	–	–	(12,347)

Net cash used in investing activities	(833,439)	(178,830)	(7,110,466)

Financing activities

Proceeds from loans payable	–	–	930,000
Repayments of loans payable	–	–	(41,329)
Proceeds from issuance of common stock	1,100,000	–	10,017,089
Subscriptions received	153,286	–	153,286
Repurchase of common stock	–	–	(14,127)

Net cash provided by financing activities	1,253,286	–	11,044,919

Change in cash	20,652	(427,751)	32,782

Cash, beginning of period	12,130	439,881	–

Cash, end of period	32,782	12,130	32,782

Supplementary cash flow information (Note 10)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

1.	Nature of Business and Continuance of Operations

Park Place Energy Corp., formerly ST Online Corp. (the “Company”), was incorporated under the laws of the State of Nevada on August 27, 2004. On July 30, 2007, the Company acquired Park Place Energy (Canada) Inc. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Under recapitalization accounting, Park Place Energy (Canada) Inc. was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of Park Place Energy (Canada) Inc. since inception. The Company is in the business of acquiring and exploring oil and gas properties. On December 30, 2013, the Company disposed Park Place Energy (Canada) Inc. Refer to Note 3. The Company has not produced significant revenue from its principal business, and is an exploration stage company as defined by ASC 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2013, the Company has a working capital deficit of $68,364 and an accumulated deficit of $12,762,228 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. Previously, these consolidated financial statements were expressed in Canadian dollars. On December 31, 2013, the Company changed its reporting currency to US dollars. Refer to Note 13.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BG Exploration EOOD, a company incorporated under the laws of Bulgaria. All inter-company transactions and balances have been eliminated upon consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Long-lived Assets

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

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centres on a country-by-country basis. Costs include: licence and land acquisition costs, geological, engineering, geophysical, seismic and other data, carrying charges on non-productive properties and costs of drilling and completing both productive and non-productive wells. General and administrative costs which are associated with acquisition, exploration and development activities are capitalized. General and administrative costs are capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.

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
Year ended December 31, 2013
(Expressed in US dollars)

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

The Company’s financial instruments consist principally of cash, amounts receivable, amounts due from a related party, and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(j)	Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the statement of operations.

The Company’s integrated foreign subsidiary is financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non- monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the statement of operations.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

(l)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2013, the Company had 12,800,000 (2012 – 300,000) potentially dilutive shares outstanding.

(m)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2013 and 2012, the Company had no items impacting comprehensive loss.

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

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

3.	Sale of Park Place Energy (Canada) Inc.

On December 30, 2013, the Company completed the sale of its wholly owned subsidiary Park Place Energy (Canada) Inc. to a non-related party for proceeds of $10 resulting in a gain on sale of subsidiary of $19,775.

$
Property and equipment	(3,364)
Accounts payable	23,129
Net assets sold	19,765
Cash proceeds received	10
Gain on sale of subsidiary	19,775

4.	Oil and Gas Properties

	December 31,	December 31,
	2013	2012
	$	$

Unproven properties Bulgaria	1,206,201	344,837

The Company holds a 98,205 acre oil and gas exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Block”). The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation, which includes five wells, and additional testing and work. The Company intends to commence its work program efforts in 2014.

5.	Common Stock

(a)	On January 14, 2013, the Company increased its authorized capital to 250,000,000 shares of common stock with no change in par value.

(b)	On May 1, 2013, the Company issued 200,000 shares of common stock with a fair value of $12,000 for consulting fees which was recorded in oil and gas properties.

(c)

On May 22, 2013, the Company issued 75,866 shares of common stock with a fair value of $9,104 to settle accounts payable of $5,690 to a company controlled by a director of the Company. This resulted in a loss on settlement of debt of $3,414.

(d)	On August 19, 2013, the Company issued 120,000 shares of common stock with a fair value of $9,600 for consulting fees which was recorded in oil and gas properties.

(e)

On August 30, 2013, the Company issued 11,000,000 units at a price of $0.10 per unit for proceeds of $1,100,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at a price of $0.20 per share expiring on August 29, 2016.

(f)

As at December 31, 2013, the Company had received subscriptions for 766,430 shares of common stock at a price of $0.20 per share for proceeds of $153,286, which is included in stock subscriptions received. Refer to Note 14(d).

6.	Stock Options

The Company has issued stock options pursuant to two stock option plans, the 2013 Long-term Incentive Plan “the 2013 LTIP” and the 2011 Stock Option Plan (which was replaced by the 2013 LTIP). Under the 2013 LTIP, the total number of authorized options which may be granted is up to a total of 10% of the total number of shares of common stock issued and outstanding of the company on a rolling basis. Under the 2013 LTIP, the exercise price of each option shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Board of Directors at the time of grant. The maximum term of options granted is ten years or such lesser time as determined by the Company at the time of grant.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

6.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average	Aggregate
		exercise	intrinsic
	Number	price	value
	of options	$	$
Outstanding, December 31, 2011	594,881	0.30
Expired	(294,881)	0.51
Outstanding, December 31, 2012	300,000	0.10
Granted	1,500,000	0.16
Outstanding, December 31, 2013	1,800,000	0.15	132,000

Additional information regarding stock options as of December 31, 2013, is as follows:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise prices	Number of	contractual life	exercise price	Number of	exercise price
$	shares	(years)	$	shares	$

0.10	1,100,000	5.8	0.10	1,000,000	0.10
0.23	700,000	2.8	0.23	675,000	0.23

	1,800,000	3.4	0.15	1,675,000	0.15

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2013	2012

Risk-free interest rate	0.91%	–
Expected life (in years)	3.8	–
Expected volatility	188%	–

The fair value of stock options vested during the year ended December 31, 2013 was $212,103 (2012 – $nil) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the year ended December 31, 2013 was $0.15 (2012 – $nil) per option.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$
Balance, December 31, 2011	254,523	0.27
Expired	(254,523)	0.27
Balance, December 31, 2012	–	–
Issued	11,000,000	0.20
Balance December 31, 2013	11,000,000	0.20

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

7.	Share Purchase Warrants (continued)

As at December 31, 2013, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date

11,000,000	0.20	August 29, 2016

8.	Related Party Transactions

(a)

During the year ended December 31, 2013, the Company incurred management and consulting fees of $13,000 (2012 – $48,000) to a company controlled by the former President of the Company. As at December 31, 2013, the amount of $nil (2012 – $700) is due from a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)

During the year ended December 31, 2013, the Company incurred oil and gas consulting costs of $29,250 (2012 – $nil) and management fees of $22,750 (2012 – $nil) to a company controlled by the President of the Company, of which $13,773 (2012 – $nil) was included in accounts payable and accrued liabilities as at December 31, 2013. The amount owing is non-interest bearing, unsecured, and due on demand.

(c)	During the year ended December 31, 2013, the Company incurred wages of $20,879 (2012 – $nil) to the Chief Financial Officer of the Company.

(d)

During the year ended December 31, 2013, the Company incurred management and consulting fees of $16,813 (2012 – $nil) to the Corporate Secretary, of which $7,250 (2012 – $nil) was included in accounts payable and accrued liabilities as at December 31, 2013. The amount owing is non-interest bearing, unsecured, and due on demand.

(e)	During the year ended December 31, 2013, the Company incurred oil and gas consulting costs of $71,765 (2012 – $nil) to a company controlled by the Vice President of Exploration of the Company.

(f)	During the year ended December 31, 2013, the Company incurred accounting fees of $11,273 (2012 – $nil) to a company controlled by the Treasurer of the Company.

(g)

As at December 31, 2013, the Company owed $nil (2012 – $5,690) to a company controlled by a director of the Company which is included in accounts payable and accrued liabilities. This amount owing is non- interest bearing, unsecured, and due on demand. Refer to Note 5(c).

(h)	During the year ended December 31, 2013, the Company granted 700,000 stock options with a fair value of $136,319 to officers and directors of the Company.

9.	Commitments

(a)

On July 1, 2013, the Company entered into an agreement with a company controlled by the Treasurer of the Company whereby the Company is to pay Cdn$1,000 per month during each month in 2013, Cdn$2,000 per month during each month in 2014, an additional Cdn$1,000 per month during months where quarterly or annual financial statements are required, for a period of one year effective July 1, 2013. The term will renew on a month-to-month basis thereafter.

(b)

On September 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant Cdn$7,500 per month, increasing to Cdn$10,000 per month when the Company raises at least Cdn$10,000,000 in financing, for a period of two years. The Company has the right to terminate this agreement after the expiration of one year if the Company has not secured a financing of at least Cdn$10,000,000 during the first year of this agreement.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

9.	Commitments (continued)

(c)

On September 20, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $1,800 per calendar day for services provided. A calendar day will be broken into quarter days where less than a full working calendar day is spent providing services. 50% of the consultant fee is discounted and deferred, and will be payable if the Company has completed financing of $10,000,000 before August 31, 2014. The Company is to pay the consultant $1,500 per calendar day starting the calendar day after at least $10,000,000 of financing has been completed by the Company or on September 1, 2014, whichever shall occur first.

(d)

On November 1, 2013, the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company whereby the Company is to pay $13,000 per month for a period of two years effective September 1, 2013. The term will renew on a month-to-month basis thereafter. For the period following the month during which at least $10,000,000 of financing has been completed by the Company not later than September 1, 2014, the monthly payment increases to $18,000 per month. The President would also be issued 300,000 fully vested restricted stock units which will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested restricted stock units upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of $10,000,000 or more in addition to the first $10,000,000, the Company will issue the President 250,000 fully vested restricted stock units upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise. The Company granted the President 400,000 stock options exercisable at $0.23 per share expiring on October 31, 2016.

10.	Supplementary Cash Flow Information

			Accumulated from
			May 4, 2006 (date
	Year ended	Year ended	of inception) to
	December 31,	December 31,	December 31.
	2013	2012	2013
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	9,104	–	616,295
Common stock issued for oil and gas properties expenditures	21,600	–	21,600
Common stock issued for conversion of note payable and interest	–	–	307,500
Marketable securities received for assignment of oil and gas interest	–	–	75,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

11.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

December 31, 2013	Canada	Bulgaria	Total
	$	$	$

Restricted cash	2,300	–	2,300
Oil and gas properties	–	1,206,201	1,206,201

December 31, 2012	Canada	Bulgaria	Total
	$	$	$

Revenue	4,503	–	4,503

Restricted cash	8,625	–	8,625
Property and equipment	4,735	–	4,735
Oil and gas properties	–	344,837	344,837

12.	Income Taxes

The Company has net operating losses carried forward of $3,853,422 available to offset taxable income in future years which expires beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
	$	$

Income tax recovery at statutory rate	(234,786)	(88,656)

Permanent differences and other	88,366	(99)
Removal of losses from disposal of subsidiary	3,199,681	–
Valuation allowance change	(3,053,261)	88,755

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2013 and 2012 are as follows:

	2013	2012
	$	$
Net operating losses carried forward	1,309,952	2,541,180
Oil and gas properties	125,566	1,945,388
Property and equipment	377	2,588
Total deferred income tax assets	1,435,895	4,489,156
Valuation allowance	(1,435,895)	(4,489,156)
Net deferred income tax asset	–	–

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

13.	Change in Reporting Currency

On December 31, 2013, the Company changed its reporting currency from Canadian dollars to US dollars. In preparing the Company’s prior year comparative balances in US dollars, the Company has adjusted amounts previously reported in the financial statements in Canadian dollars. The changes made to the consolidated balance sheet as at December 31, 2012 and the related consolidated statements of operations and cash flows for the year then ended are shown below.

(a)	Reconciliation of consolidated balance sheet as at December 31, 2012:

		Effect of change
	As previously	in reporting	Revised
	reported	currency	amount
	Cdn$	$	US$
ASSETS
Current assets
Cash	12,181	(51)	12,130
Amounts receivable	4,812	(20)	4,792
Prepaid expenses and deposits	14,031	(59)	13,972
Due from related party	700	–	700
Total current assets	31,724	(130)	31,594
Restricted cash	8,661	(36)	8,625
Property and equipment	4,951	(216)	4,735
Oil and gas properties	346,291	(1,454)	344,837
Total assets	391,627	(1,836)	389,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	56,484	(1,285)	55,199
Total liabilities	56,484	(1,285)	55,199
Stockholders’ equity
Common stock	212	(5)	207
Additional paid-in capital	12,811,461	(405,396)	12,406,065
Accumulated other comprehensive income	195,247	(195,247)	–
Deficit accumulated during the exploration stage	(12,671,777)	600,097	(12,071,680)
Total stockholders’ equity	335,143	(551)	334,592
Total liabilities and stockholders’ equity	391,627	(1,836)	389,791

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

13.	Change in Reporting Currency (continued)

(b)	Reconciliation of statement of operations for the year ended December 31, 2012:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$

Oil and gas revenue	4,506	(3)	4,503

Total direct costs	3,463	(1)	3,462

Gross profit	1,043	(2)	1,041

Expenses

Consulting	59,005	(59,005)	–
Depreciation	1,805	(63)	1,742
Foreign exchange gain	(5,379)	(1,097)	(6,476)
General and administrative	–	266,527	266,527
Insurance	19,776	(19,776)	–
Investor relations	2,074	(2,074)	–
Management fees	48,024	(48,024)	–
Office and general	34,062	(34,062)	–
Professional fees	78,659	(78,659)	–
Travel	25,479	(25,479)	–

Total expenses	263,505	(1,712)	261,793

Net loss for the period	(262,462)	1,710	(260,752)

Other comprehensive income (loss)

Foreign currency translation adjustment	(323)	323	–

Comprehensive loss	(262,785)	2,033	(260,752)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

13.	Change in Reporting Currency (continued)

(c)	Reconciliation of statement of operations for the period from May 4, 2006 (date of inception) to December 31, 2012:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$

Oil and gas revenue	1,653,688	(121,623)	1,532,065

Direct costs
Depletion	1,256,066	(85,566)	1,170,500
Production costs	1,167,045	(85,622)	1,081,423

Total direct costs	2,423,111	(171,188)	2,251,923

Gross profit	(769,423)	49,565	(719,858)

Expenses

Consulting	2,012,642	(2,012,642)	–
Depreciation	8,045	(434)	7,611
Exploration costs	308,534	10,805	319,339
Foreign exchange loss (gain)	129,269	259,414	388,683
Impairment of oil and gas costs	4,304,265	(292,702)	4,011,563
General and administrative	–	7,208,803	7,208,803
Insurance	26,565	(26,565)	–
Investor relations	910,721	(910,721)	–
Management fees	725,527	(725,527)	–
Office and general	764,793	(764,793)	–
Professional fees	1,097,856	(1,097,856)	–
Stock-based compensation	2,014,106	(2,014,106)	–
Travel	229,178	(229,178)	–

Total expenses	12,531,501	(595,502)	11,935,999

Loss before other income (expense)	(13,300,924)	645,067	(12,655,857)

Other income (expense)

Accretion of discount on convertible note payable	(146,205)	(3,795)	(150,000)
Gain on marketable securities	4,635	(167)	4,468
Gain on sale of oil and gas properties	381,166	(96,317)	284,849
Gain on settlement of debt	346,663	(18,598)	328,065
Interest and other revenue	109,705	(14,132)	95,573
Interest expense	(7,862)	7,862	–
Loss on sale of oil and gas properties	(53,869)	53,869	–
Loss on write-down of promissory note	(254,997)	15,942	(239,055)

Total other income (expense)	379,236	(55,336)	323,900

Loss before income taxes	(12,921,688)	589,731	(12,331,957)

Deferred income tax recovery	291,060	5,326	296,386

Net loss for the period	(12,630,628)	595,057	(12,035,571)

Other comprehensive income (loss)

Foreign currency translation adjustment	204,683	(204,683)	–

Comprehensive loss	(12,425,945)	390,374	(12,035,571)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

13.	Change in Reporting Currency (continued)

(d)	Reconciliation of statement of cash flows for the year ended December 31, 2012:

		Effect of change
	As previously	in reporting	Revised
	reported	currency	amount
	Cdn$	$	US$
Operating activities
Net loss for the period	(262,462)	1,710	(260,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,805	(63)	1,742
Changes in operating assets and liabilities:
Amounts receivable	10,834	285	11,119
Prepaid expenses and deposits	3,527	59	3,586
Accounts payable and accrued liabilities	(4,844)	(2,326)	(7,170)
Due from related party	2,500	54	2,554
Net cash used in operating activities	(248,640)	(281)	(248,921)
Investing activities
Restricted cash	(8,661)	36	(8,625)
Oil and gas properties expenditures	(169,919)	(286)	(170,205)
Net cash used in investing activities	(178,580)	(250)	(178,830)
Effect of exchange rate changes on cash	6,866	(6,866)	–
Change in cash	(420,354)	(7,397)	(427,751)
Cash, beginning of period	432,535	7,346	439,881
Cash, end of period	12,181	(51)	12,130

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

13.	Change in Reporting Currency (continued)

(e)	Reconciliation of statement of cash flows for the period from May 4, 2006 (date of inception) to December 31, 2012:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$

Operating activities

Net loss for the period	(12,630,628)	595,057	(12,035,571)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	146,205	3,795	150,000
Deferred income tax recovery	(291,060)	(5,326)	(296,386)
Depletion	1,256,066	(85,566)	1,170,500
Depreciation	8,045	(434)	7,611
Gain on sale of marketable securities	(4,635)	167	(4,468)
Gain on sale of oil and gas properties	(381,166)	96,317	(284,849)
Gain on settlement of debt	(346,663)	18,598	(328,065)
Impairment of oil and gas costs	2,984,236	1,027,327	4,011,563
Interest accrued on notes payable	20,392	(20,392)	–
Loss on write-down of promissory note	–	239,055	239,055
Shares and warrants issued for services	895,760	(895,760)	–
Stock-based compensation	2,014,106	706,985	2,721,091
Write-off of exploration advances	37,558	(37,558)	–

Changes in operating assets and liabilities:
Amounts receivable	(4,812)	376	(4,436)
Prepaid expenses and deposits	(14,071)	99	(13,972)
Accounts payable and accrued liabilities	1,016,436	(5,289)	1,011,147
Due from related party	64,749	89,555	154,304

Net cash used in operating activities	(5,229,482)	1,727,006	(3,502,476)

Investing activities

Cash acquired through recapitalization	320	(15)	305
Restricted cash	(8,661)	36	(8,625)
Exploration advances	(270,919)	270,919	–
Loan receivable	(572,000)	42,000	(530,000)
Proceeds from sale of oil and gas properties	50,000	(1,805)	48,195
Proceeds from sale of marketable securities	79,635	(167)	79,468
Oil and gas properties expenditures	(4,098,450)	(1,755,573)	(5,854,023)
Purchase of property and equipment	(13,008)	661	(12,347)

Net cash used in investing activities	(4,833,083)	(1,443,944)	(6,277,027)

Financing activities

Proceeds from loans payable	770,550	159,450	930,000
Repayments of loans payable	–	(41,329)	(41,329)
Proceeds from issuance of common stock	9,094,933	(177,844)	8,917,089
Repurchase of common stock	(15,028)	901	(14,127)

Net cash provided by financing activities	9,850,455	(58,822)	9,791,633

Effect of exchange rate changes on cash	224,291	(224,291)	–

Change in cash	12,181	(51)	12,130

Cash, beginning of period	–	–	–

Cash, end of period	12,181	(51)	12,130

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
Year ended December 31, 2013
(Expressed in US dollars)

13.	Change in Reporting Currency (continued)

(e)	Reconciliation of statement of cash flows for the period from May 4, 2006 (date of inception) to December 31, 2012 (continued)

		Effect of change
	As previously	in reporting	Revised
	reported	currency	amount
	Cdn$	$	US$

Non-cash investing and financing activities:
Common stock issued to settle debt	636,638	(29,447)	607,191
Common stock issued for conversion of note payable and interest	315,091	(7,591)	307,500
Marketable securities received for assignment of oil and gas interest	75,000	–	75,000

14.	Subsequent Events

(a)

On January 2, 2014, the Company granted 150,000 stock options under the 2013 LTIP to directors of the Company. The stock options vest immediately and are exercisable at a price of $0.235 per share expiring on January 1, 2017.

(b)

On January 13, 2014, the Company granted 100,000 stock options under the 2013 LTIP to the Corporate Secretary of the Company exercisable at a price of $0.20 per share until January 12, 2017. 50,000 of the options will vest immediately and the remaining 50,000 shall vest if the Company completes a capital raise of at least $10,000,000 on or before October 31, 2014, and if such condition is satisfied, the vesting date for the remaining 50,000 will be the date of the closing of the capital raise.

(c)

On February 3, 2014, the Company entered into a consulting agreement in which it is to pay the consultant 11,000 GBP per month from February 1 to May 31, 2014, and 6,000 GBP per month from June 1 to December 31, 2014. As additional compensation for services to be rendered, the Company is to issue an additional 32,800 shares of common stock to the consultant.

(d)

On March 5, 2014, the Company issued 4,516,430 shares of common stock at price of $0.20 per share for proceeds of $903,286, of which $153,286 was included in stock subscriptions received as at December 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ Scott C. Larsen
Scott C. Larsen
President, Chief Executive Officer and a Director
Date: April 14, 2014

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PARK PLACE ENERGY CORP.

By:	/s/ Scott C. Larsen
Scott C. Larsen
President, Chief Executive Officer and a Director
Date: April 14, 2014

By:	/s/ Ijaz Khan
Ijaz Kahn
Director
Date: April 14, 2014

By:	/s/ David Thompson
David Thompson
Director
Date: April 14, 2014

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: April 14, 2014

By:	/s/ Taisiia Popova
Taisiia Popova
Chief Financial Officer
Date: April 14, 2014