Form 10-Q
period 2014-03-31
Park Place Energy Corp.
filed 2014-05-15
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(214) 220-4340
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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,579,877 shares of common stock as of May 12, 2014.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2014

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated balance sheets
(Expressed in US dollars)

	March 31,	December 31,
	2014	2013
	$	$
	(unaudited)
ASSETS
Current assets
Cash	478,713	32,782
Amounts receivable	85,420	91,375
Prepaid expenses and deposits	1,200	5,256
Total current assets	565,333	129,413
Restricted cash	2,300	2,300
Oil and gas properties (Notes 3 and 7)	1,414,714	1,206,201
Total assets	1,982,347	1,337,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 7)	238,821	197,777
Total liabilities	238,821	197,777
Nature of operations and continuance of business (Note 1)
Commitments (Note 8)
Subsequent event (Note 12)
Stockholders’ equity
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 36,579,877 and 32,063,447 shares, respectively	366	321
Additional paid-in capital	14,682,819	13,748,758
Stock subscriptions received (Note 4)	–	153,286
Deficit accumulated during the exploration stage	(12,939,659)	(12,762,228)
Total stockholders’ equity	1,743,526	1,140,137
Total liabilities and stockholders’ equity	1,982,347	1,337,914

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of operations
(Expressed in US dollars)
(unaudited)

			Accumulated from
	Three months	Three months	May 4, 2006
	ended	ended	(date of inception)
	March 31,	March 31,	to March 31,
	2014	2013	2014
	$	$	$
		(Refer to
		Note 11)

Oil and gas revenue	–	–	1,532,065

Direct costs
Depletion	–	–	1,170,500
Production costs	–	–	1,081,423

Total direct costs	–	–	2,251,923

Gross profit	–	–	(719,858)

Expenses

Depreciation	–	295	8,621
Exploration costs	–	–	319,339
Foreign exchange loss	3,746	1,032	400,478
General and administrative (Note 7)	173,685	68,405	8,079,348
Impairment of oil and gas costs	–	–	4,011,563

Total expenses	177,431	69,732	12,819,349

Loss before other income (expense)	(177,431)	(69,732)	(13,539,207)

Other income (expense)

Accretion of discount on convertible note payable	–	–	(150,000)
Gain on marketable securities	–	–	4,468
Gain on sale of oil and gas properties	–	–	284,849
Gain on sale of subsidiary	–	–	19,775
Gain on settlement of debt	–	–	324,651
Interest and other revenue	–	–	95,573
Loss on disposal of property and equipment	–	–	(990)
Loss on write-down of promissory note	–	–	(239,055)

Total other income (expense)	–	–	339,271

Loss before income taxes	(177,431)	(69,732)	(13,199,936)

Deferred income tax recovery	–	–	296,386

Net loss for the period	(177,431)	(69,732)	(12,903,550)

Loss per share, basic and diluted	(0.01)	–

Weighted average number of shares outstanding	33,368,193	20,667,581

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Consolidated statements of cash flows
(Expressed in US dollars)
(unaudited)

			Accumulated from
	Three months	Three months	May 4, 2006
	ended	ended	(date of inception)
	March 31,	March 31,	to March 31,
	2014	2013	2014
	$	$	$
		(Refer to
		Note 11)

Operating activities

Net loss for the period	(177,431)	(69,732)	(12,903,550)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible note payable	–	–	150,000
Deferred income tax recovery	–	–	(296,386)
Depletion	–	–	1,170,500
Depreciation	–	295	8,621
Gain on sale of marketable securities	–	–	(4,468)
Gain on sale of oil and gas properties	–	–	(284,849)
Gain on sale of subsidiary	–	–	(19,775)
Gain on settlement of debt	–	–	(324,651)
Impairment of oil and gas costs	–	–	4,011,563
Loss on disposal of property and equipment	–	–	990
Loss on write-down of promissory note	–	–	239,055
Stock-based compensation	38,320	–	2,971,514
Changes in operating assets and liabilities:
Amounts receivable	5,955	(21)	(85,064)
Prepaid expenses and deposits	4,056	3,405	(1,200)
Accounts payable and accrued liabilities	(12,021)	12,867	1,169,904
Due to/from related parties	–	700	155,004

Net cash used in operating activities	(141,121)	(52,486)	(4,042,792)

Investing activities

Cash acquired through recapitalization	–	–	305
Restricted cash	–	6,325	(2,300)
Proceeds from sale of marketable securities	–	–	79,468
Loan receivable	–	–	(530,000)
Proceeds from sale of oil and gas properties	–	–	48,195
Oil and gas properties expenditures	(155,448)	(788)	(6,849,235)
Purchase of property and equipment	–	–	(12,347)

Net cash used in investing activities	(155,448)	5,537	(7,265,914)

Financing activities

Proceeds from loans payable	–	35,500	930,000
Repayments of loans payable	–	–	(41,329)
Proceeds from issuance of common stock	742,500	–	10,912,875
Repurchase of common stock	–	–	(14,127)

Net cash provided by financing activities	742,500	35,500	11,787,419

Change in cash	445,931	(11,449)	478,713

Cash, beginning of period	32,782	12,130	–

Cash, end of period	478,713	681	478,713

Supplementary cash flow information (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2014, the Company has an accumulated deficit of $12,939,659 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company requires additional funds over the next twelve months to fully implement its business plan and cover its operating expenses. Management will evaluate various alternatives to obtain additional funding, which include, without limitation, financing through the sale of equity, borrowings or farm outs or similar arrangements under which third parties would pay all or a portion of the costs to implement the Company’s business plan in exchange for an interest in the assets of the Company. In connection with a possible financing through the sale of equity, the Company will consider a listing on a domestic or foreign stock exchange. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

(a) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

(b) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

	March 31,	December 31,
	2014	2013
	$	$

Unproven properties Bulgaria	1,414,714	1,206,201

The Company holds a 98,205 acre oil and gas exploration claim in the Dobroudja Basin located in northeast Bulgaria (the “Block”). The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation, which includes five wells, and additional testing and work. Refer to Note 12.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

4.	Common Stock

On March 5, 2014, the Company issued 4,516,430 shares of common stock at a price of $0.20 per share for proceeds of $903,286, of which $153,286 was received as at December 31, 2013. Included in this private placement was 125,000 common shares issued to the Corporate Secretary of the Company for proceeds of $25,000. In connection with this private placement, the Company incurred $7,500 in share issuance costs to a director of the Company. Refer to Note 7(g)).

5.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average	Aggregate
		exercise	intrinsic
	Number	price	value
	of options	$	$

Outstanding, December 31, 2013	1,800,000	0.15

Granted	250,000	0.22
Expired	(50,000)	0.10

Outstanding, March 31, 2014	2,000,000	0.16	63,000

Additional information regarding stock options as of March 31, 2014, is as follows:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise prices	Number of	contractual life	exercise price	Number of	exercise price
$	shares	(years)	$	shares	$

0.10	1,050,000	3.5	0.10	1,000,000	0.10
0.20	100,000	2.8	0.20	50,000	0.20
0.23 - 0.235	850,000	2.6	0.23	825,000	0.23

	2,000,000	3.1	0.16	1,875,000	0.16

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013

Risk-free interest rate	0.75%	–
Expected life (in years)	3.0	–
Expected volatility	175%	–

The fair value of stock options vested during the three months ended March 31, 2014 was $38,320 (2013 – $nil) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the three months ended March 31, 2014 was $0.19 (2013 – $nil) per option.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

6.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance December 31, 2013 and March 31, 2014	11,000,000	0.20

As at March 31, 2014, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date

11,000,000	0.20	August 29, 2016

7.	Related Party Transactions

	(a)	During the three months ended March 31, 2014, the Company incurred management fees of $nil (2013 – $12,000) to a company controlled by the former President of the Company.

(b)

During the three months ended March 31, 2014, the Company incurred oil and gas consulting costs of $28,600 (2013 – $nil) and management fees of $10,400 (2013 – $nil) to a company controlled by the President of the Company, of which $17,312 (December 31, 2013 – $13,773) was included in accounts payable and accrued liabilities as at March 31, 2014.

(c)

During the three months ended March 31, 2014, the Company incurred wages of $5,400 (2013 – $5,000) to the Chief Financial Officer of the Company, of which $1,647 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at March 31, 2014.

(d)

During the three months ended March 31, 2014, the Company incurred oil and gas consulting costs of $11,006 (2013 – $nil) and management fees of $17,449 (2013 – $nil) to the Corporate Secretary, of which $7,777 (December 31, 2013 – $7,250) was included in accounts payable and accrued liabilities as at March 31, 2014.

(e)

During the three months ended March 31, 2014, the Company incurred oil and gas consulting costs of $36,529 (2013 – $nil) to a company controlled by the Vice President of Exploration of the Company, of which $18,198 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at March 31, 2014.

(f)

During the three months ended March 31, 2014, the Company incurred accounting fees of $6,290 (2013 – $2,250) to a company controlled by the Treasurer of the Company, of which $1,800 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at March 31, 2014.

(g)

During the three months ended March 31, 2014, the Company incurred share issuance costs of $7,500 (2013 – $nil) to a director of the Company, which was included in accounts payable and accrued liabilities as at March 31, 2014.

	(h)	During the three months ended March 31, 2014, the Company granted 250,000 stock options with a fair value of $38,320 to officers and directors of the Company.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

8.	Commitments

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

(b)

On July 25, 2013, the Company entered into an agreement with a company controlled by the Vice President of Exploration whereby the Company is to pay the consultant 10,000 GBP per month for a period of four months, issue 120,000 shares of common stock (issued), and grant 100,000 stock options (granted) with an exercise price of $0.10 per share expiring three years from the date of grant and vesting as follows: 50,000 stock options shall vest on the date of grant and 50,000 shall vest when the Company completes a capital raise by the Company of at least $10,000,000 within six months of the grant date. On February 1, 2014, the Company amended the agreement by extending the term to commence on February 1, 2014 to December 31, 2014, and may be continued on a month to month basis upon the Company providing written notice of intent to extend at least thirty days prior to the end of each month or until as otherwise mutually agreed. In consideration, the Company is to pay the consultant 11,000 GBP per month for the period from February 1 to May 1, 2014, decreasing to 6,000 GBP per month for the period from June 1 to December 31, 2014, and issue 32,800 shares of common stock vesting on June 1, 2014.

(c)

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

(d)

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

(e)

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

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

9.	Supplementary Cash Flow Information

			Accumulated from
	Three months	Three months	May 4, 2006 (date
	ended	Ended	of inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014
	$	$	$

Non-cash investing and financing activities:
Common stock issued to settle debt	–	–	616,295
Common stock issued for oil and gas properties expenditures	–	–	21,600
Common stock issued for conversion of note payable and interest	–	–	307,500
Marketable securities received for assignment of oil and gas interest	–	–	75,000
Oil and gas property expenditures included in accounts payable	53,065	–	53,065

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

10.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

March 31, 2014	Canada	Bulgaria	Total
	$	$	$

Restricted cash	2,300	–	2,300
Oil and gas properties	–	1,414,714	1,414,714

December 31, 2013	Canada	Bulgaria	Total
	$	$	$

Restricted cash	2,300	–	2,300
Oil and gas properties	–	1,206,201	1,206,201

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

11.	Change in Reporting Currency

On December 31, 2013, the Company changed its reporting currency from Canadian dollars to US dollars. In preparing the Company’s prior period comparative balances in US dollars, the Company has adjusted and reclassified amounts previously reported in the financial statements in Canadian dollars. The changes made to the consolidated statements of operations and cash flows for the three months ended March 31, 2013 are shown below.

(a)	Reconciliation of statement of operations for the three months ended March 31, 2013:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$

Expenses

Consulting	22,673	(22,673)	–
Depreciation	297	(2)	295
Foreign exchange gain	317	715	1,032
General and administrative	–	68,405	68,405
Insurance	3,432	(3,432)	–
Investor relations	794	(794)	–
Management fees	12,092	(12,092)	–
Office and general	2,807	(2,807)	–
Professional fees	20,499	(20,499)	–
Travel	1,575	(1,575)	–
Wages	5,060	(5,060)	–

Total expenses	69,546	186	69,732

Net loss for the period	(69,546)	(186)	(69,732)

Other comprehensive income (loss)

Foreign currency translation adjustment	4,520	(4,520)	–

Comprehensive loss	(65,026)	(4,706)	(69,732)

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

11.	Change in Reporting Currency (continued)

(b)	Reconciliation of statement of cash flows for the three months ended March 31, 2013:

		Effect of change
	As previously	in reporting	Revised
	reported	currency	amount
	Cdn$	$	US$
Operating activities
Net loss for the period	(69,546)	(186)	(69,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	297	(2)	295
Changes in operating assets and liabilities:
Amounts receivable	(83)	62	(21)
Prepaid expenses and deposits	3,284	121	3,405
Accounts payable and accrued liabilities	12,764	103	12,867
Due from related party	700	–	700
Net cash used in operating activities	(52,584)	98	(52,486)
Investing activities
Restricted cash	6,322	3	6,325
Oil and gas properties expenditures	(801)	13	(788)
Net cash provided by investing activities	5,521	16	5,537
Financing activities
Proceeds from loans payable	35,500	–	35,500
Net cash provided by financing activities	35,500	–	35,500
Effect of exchange rate changes on cash	74	(74)	–
Change in cash	(11,489)	40	(11,449)
Cash, beginning of period	12,181	(51)	12,130
Cash, end of period	692	(11)	681

12.	Subsequent Event

Pursuant to an exploration permit originally awarded in October 2010, on April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is 5 years. The License Agreement (or applicable legislation) provides for possible extension periods for up to 5 additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last up to 35 years.

Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (may be vertical, horizontal or diagonal) and conduct other exploration activities at certain intervals during the initial term.

PARK PLACE ENERGY CORP.
(An exploration stage company)
Notes to the consolidated financial statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

12.	Subsequent Event (continued)

Pursuant to the License Agreement, the Company is obligated to make non-refundable annual area fee payments of $11,134 (15,897 BGN) payable in advance and incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and
(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

The Company is permitted to commence limited production during the exploration phase. After additional exploration work is completed on the area covered by the License Agreement, upon declaration of a commercial discovery. The duration of the exploitation concession may last for up to 35 years so long as minimum work commitments are satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Financial Statements and Notes thereto included herein and our Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K. Any terms used but not defined herein have the same meaning given to them in the Form 10-K. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of Part II of this report, along with Forward-Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

Overview of our Business

Name and Organization

We were incorporated under the laws of the State of Nevada on August 27, 2004 under the name ST Online Corp. and in 2007, changed our name to Park Place Energy Corp. During 2013, we disposed of our 100% interest in two subsidiary corporations, Park Place Energy International Inc., a private company incorporated under the laws of the Province of British Columbia, Canada, and Park Place Energy (Canada) Inc., a corporation incorporated under the laws of British Columbia. As a result, we now have only one subsidiary at this time, BG Explorations EOOD, a company incorporated under the laws of Bulgaria, which is wholly-owned by the Company.

General

Park Place Energy Corp. is an energy company engaged in exploration for oil and natural gas, primarily in Bulgaria at present.

Throughout this Quarterly Report on Form 10-Q, the terms "Park Place" "we" "us," "the Company", "our" and "our company" refer to Park Place Energy Corp. and its subsidiaries.

Today, the operations of our Company and its subsidiary concentrate on natural gas exploration in the Dobrich region of northeast Bulgaria. Our goal is to become a producer of natural gas in Bulgaria.

Our head offices are located in Texas and we established a registered office in Bulgaria and satellite offices in British Columbia, Canada.

Our primary oil and gas exploration permit is located in the Dobrudja Basin, northeast Bulgaria, which was awarded to the Company in October 2010. The award of the exploration permit did not become effective until mid-2013, due to a dispute regarding the tender process that was resolved in our favor. The term of the initial period of the exploration permit is five years. This five-year period will commence once the Bulgarian regulatory authorities approve the Park Place work programs for the permit area. The initial term of the exploration permit may be extended up to an additional 5 years so long as we satisfy our minimum work commitments. Upon declaration of a commercial discovery, a portion of the exploration permit may be converted into an exploitation concession, which may have a duration of up to 35 years so long as we satisfy our minimum work commitments.

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

In October of 2010, we were awarded our first exploration block in Europe, the “Vranino 1-11 Block” located in Dobrudja Basin, Bulgaria covering an area of 98,205 acres (397.42 square kilometers) by the Bulgarian Counsel of Ministers. Thereafter, on April 1, 2014, the Company entered into a license agreement titled “Agreement for Crude Oil and Natural Gas Prospecting and Exploration in Block 1-11 Vranino, situated in Dobrich District” with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”).

Notwithstanding the execution of the License Agreement, under Bulgarian law, the exploration license granted therein will not become effective until all of the following conditions have been satisfied (the “License Conditions Precedent”): (i) the approval of the Company’s work programs by the Ministry of Environment as well as by the Ministry of Energy (the “Ministry Approvals”); and (ii) the posting of a bond by the Company, the amount of which must be approved by the Ministry of Energy, plus the payment of a signature bonus by the Company in the amount of 100,007 Euros, within thirty days after the Ministry Approvals.

The initial term of the License Agreement is five (5) years. This five-year period will commence after the License Conditions Precedent have been satisfied, which is expected to occur mid-2014. The License Agreement (or applicable legislation) provides for possible extension periods for up to 5 additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last up to 35 years. Such extensions and conversion are at the Company’s election, subject to the Company’s satisfaction of minimum work commitments and Government approval.

Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term, followed by drilling activities in years 4 and 5 of the initial term. The Company is expected to drill approximately 32,800 feet (10,000 meters) of new wellbore (may be vertical, horizontal or diagonal) and conduct other exploration activities at certain intervals during the initial term. The Company has flexibility to adjust the yearly work program based on negotiations with the Bulgarian regulatory authorities.

If the Company is successful in its exploration efforts during the exploration phase, the Company would file to establish a geological discovery. The Company is permitted to commence limited production during the exploration phase. After additional exploration work is completed on the area covered by the License Agreement and upon declaration of a commercial discovery, the Company may, subject to Government approval, convert a portion of the License Agreement to an exploitation concession. The duration of the exploitation concession may last for up to 35 years so long as minimum work commitments are satisfied.

The costs of the exploration plan will vary depending on a variety of factors, including, inter alia, the market price and availability of services in the area, taxes, and transportation costs relating to delivering equipment to the area.

During the quarter, we continued to engage in the collection of historical data regarding the Bulgarian license block. We have accumulated a solid body of data that will assist us in making the exploration project successful. We have submitted our overall five year work program and our first year work program and budget to the government authorities for their approval.

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

Permits and Licenses

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

Repatriation of Earnings

Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Bulgaria. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

Environmental

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

Competition

We operate in Bulgaria, where currently one Russian company supplies Bulgaria with virtually all gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete with other oil and gas exploration companies and independent producers for license blocks and capital, which are actively seeking oil and gas properties throughout the world.

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

Employees and Directors

As of December 31, 2013, the Company has one employee, which is the Company’s chief financial officer; all of the other executive officers of Company work on a consulting basis. As of December 31, 2013, our business is generally conducted through our officers and directors and also through consultants of the company. A description of our officers’ and directors’ professional experience is contained on our website.

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2,100,000 to pursue our plan of operations over the next 12 months. As at March 31, 2014, we had cash of $478,713 and working capital of $326,517.

The Company requires additional funds over the next twelve months to fully implement its business plan and cover its operating expenses. Management will evaluate various alternatives to obtain additional funding, which include, without limitation, financing through the sale of equity, borrowings from private lenders, or farm-outs or similar arrangements under which third parties would pay all or a portion of the costs to implement the Company’s business plan in exchange for an interest in assets of the Company. In connection with a possible financing through the sale of equity, the Company will consider a listing on a domestic or foreign stock exchange. There can be no certainty that these sources will provide the additional funds required for the next twelve months. If we do not continue to obtain additional financing or less than anticipated going forward, we will re-evaluate our plans.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the quarter ended March 31, 2014 which are included herein.

Revenue

We had oil and gas revenue of $nil for the three months ended March 31, 2014, compared to $nil for the three months ended March 31, 2013.

Since inception, we have earned oil and gas revenues of $1,532,065 relating to our successful exploration efforts and incurred depletion costs of $1,170,500 and production costs of $1,081,423. We have written off expenditures of $4,330,902 relating to exploration efforts that did not yield productive results.

Expenses

Our total operating expenses for the three months ending March 31, 2014 total $117,431 compared to $69,732 for the same period in 2013.

Our primary expense categories are described below:

General and Administrative Expenses

Our office and general expenses increased to $173,685 for the three months ended March 31, 2014 from $68,405 for the three months ending March 31, 2013.

Loss

Our net loss for the three months ending March 31, 2014 was $177,431 compared to $69,732 for the three months ending March 31, 2013.

Liquidity and Capital Resources

Overview

From May 4, 2006 (date of inception) to March 31, 2014, we raised net proceeds of $10,898,748 in cash from the issuance of common stock and share subscriptions received (net of repurchase of common stock) and $888,671 from loans payable (net of repayments of loans payable) for a total of $11,787,419 of cash provided by financing activities since inception.

We used net cash of $141,121 in operating activities for the three months ended March 31, 2014 compared to $52,486 for the same period in 2013. We used net cash of $4,042,792 in operating activities for the period from May 4, 2006 (date of inception) to March 31, 2014.

The following table summarizes our liquidity position as at March 31, 2014:

As at
March 31, 2014
(Unaudited)
$
Cash	478,713
Working capital	326,517
Total assets	1,982,347
Total liabilities	238,816
Shareholders’ equity	1,743,526

We anticipate that we will require approximately $2,100,000 to pursue our plan of operations over the next 12 months. As at March 31, 2014, we had cash of $478,713 and working capital of $326,517. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria and general and administrative expenses.

Cash Flow Used In Operating Activities

Net cash used in operating activities was $141,121 for the three months ended March 31, 2014 compared to $52,486 for the three months ended March 31, 2013.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $155,448 compared to net cash of $5,537 provided by investing activities for the three months ending March 31, 2013.

Cash Provided By Financing Activities

For the three months ended March 31, 2014, cash provided by financing activities was $742,500 compared to $35,500 for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K. Such factors include, but are not limited to, the following: fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; our limited operating history; our history of operating losses; our lack of insurance coverage; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Item 4. Controls and Procedures Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not entirely effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not entirely effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings and we are unaware of any pending proceedings.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company. See risk factors described in Item 1A of the Company’s 2013 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 5, 2014, the Company issued 4,516,430 shares of common stock at price of $0.20 per share for proceeds of $903,286. Further details of this offering are disclosed on form 8-K filed March 23, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(3)
3.4	Certificate of Change Effective March 24, 2010(4)

Material Contracts
10.01	Larsen Energy Consulting Inc Agreement dated May 1st, 2013 (5)
10.02	Overgas Data and Consulting Agreement dated July 11, 2013 (6)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (7)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (8)
10.05	2011 Stock option plan dated November 21, 2011 (9)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (10)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
Name of Subsidiary
	BG Explorations EOOD	Bulgaria

Certifications
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(10)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Taisiia Popova”
Taisiia Popova
Chief Financial Officer (Principal Financial Officer)
Date: May 15, 2014

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: May 15, 2014