Form 10-Q
period 2014-06-30
Park Place Energy Corp.
filed 2014-08-14
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51712

PARK PLACE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	71-0971567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Ross Ave., Suite 4500E	75201
Dallas, TX USA
(Address of principal executive offices)	(Zip Code)

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
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,602,677 shares of common stock as of August 12, 2014.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARK PLACE ENERGY CORP.
Consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

PARK PLACE ENERGY CORP.
Consolidated balance sheets
(Expressed in US dollars)

	June 30,	December 31,
	2014	2013
	$	$
	(unaudited)
ASSETS
Current assets
Cash	1,917,090	32,782
Amounts receivable	1,574	91,375
Prepaid expenses and deposits	18,336	5,256
Total current assets	1,937,000	129,413
Restricted cash	2,300	2,300
Oil and gas properties (Notes 3 and 7)	1,767,542	1,206,201
Total assets	3,706,842	1,337,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 7)	387,118	197,777
Total liabilities	387,118	197,777
Nature of operations and continuance of business (Note 1)
Commitments (Note 8)
Subsequent events (Note 11)
Stockholders’ equity
Common stock
Authorized: 250,000,000 shares, par value $0.00001
Issued and outstanding: 36,579,877 and 32,063,447 shares, respectively	366	321
Additional paid-in capital	14,693,016	13,748,758
Stock subscriptions received (Note 4)	1,765,124	153,286
Deficit	(13,138,782)	(12,762,228)
Total stockholders’ equity	3,319,724	1,140,137
Total liabilities and stockholders’ equity	3,706,842	1,337,914

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Consolidated statements of operations
(Expressed in US dollars)
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	$	$	$	$
		(Refer to		(Refer to
		Note 10)		Note 10)
Expenses
Depreciation	–	242	–	537
Foreign exchange loss	5,337	870	9,083	1,902
General and administrative (Note 7)	193,786	50,414	367,471	118,819
Total expenses	199,123	51,526	376,554	121,258
Loss before other expenses	(199,123)	(51,526)	(376,554)	(121,258)
Other expenses
Loss on settlement of debt	–	(3,414)	–	(3,414)
Loss on disposal of property and equipment	–	(112)	–	(112)
Total other expenses	–	(3,526)	–	(3,526)
Net loss for the period	(199,123)	(55,052)	(376,554)	(124,784)
Loss per share, basic and diluted	(0.01)	–	(0.01)	(0.01)
Weighted average number of shares outstanding	36,579,877	20,831,963	34,982,907	20,750,226

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Consolidated statements of cash flows
(Expressed in US dollars)
(unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
	$	$
		(Refer to
		Note 10)

Operating activities
Net loss for the period	(376,554)	(124,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	537
Loss on settlement of debt	–	3,414
Loss on disposal of property and equipment	–	112
Stock-based compensation	48,517	2,537
Changes in operating assets and liabilities:
Amounts receivable	89,801	2,436
Prepaid expenses and deposits	(13,080)	6,810
Accounts payable and accrued liabilities	18,165	50,722
Due to/from related parties	–	700
Net cash used in operating activities	(233,151)	(57,516)
Investing activities
Restricted cash	–	6,325
Oil and gas properties expenditures	(387,541)	(62,540)
Net cash used in investing activities	(387,541)	(56,215)
Financing activities
Proceeds from loans payable	–	83,125
Proceeds from issuance of common stock / stock subscriptions received	2,512,500	284,499
Share issuance costs	(7,500)	–

Net cash provided by financing activities	2,505,000	367,624
Change in cash	1,884,308	253,893
Cash, beginning of period	32,782	12,130
Cash, end of period	1,917,090	266,023

Non-cash investing and financing activities:
Common stock issued to settle debt	–	9,104
Common stock to be issued for oil and gas properties expenditures	2,624	–
Oil and gas property expenditures included in accounts payable	171,176	–

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

1.	Nature of Business and Continuance of Operations

Park Place Energy Corp., formerly ST Online Corp. (the “Company”), was incorporated under the laws of the State of Nevada on August 27, 2004. The Company is in the business of acquiring and exploring oil and gas properties.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2014, the Company has an accumulated deficit of $13,138,782 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b) Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

	June 30,	December 31,
	2014	2013
	$	$
Unproven properties
Bulgaria	1,767,542	1,206,201

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

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

3.	Oil and Gas Properties (continued)

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

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and
(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the license, the Company is obligated to pay an annual fee of $11,134 (15,897 BGN).

The Company is permitted to commence limited production during the exploration phase. Upon declaration of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession which may last for up to 35 years provided that the minimum work commitments are satisfied.

4.	Common Stock

(a)

On March 5, 2014, the Company issued 4,516,430 shares of common stock at a price of $0.20 per share for proceeds of $903,286, of which $153,286 was received as at December 31, 2013. Included in this private placement was 125,000 common shares issued to the Corporate Secretary of the Company for proceeds of $25,000. In connection with this private placement, the Company incurred $7,500 in share issuance costs to a director of the Company. Refer to Note 7(g).

(b)

As at June 30, 2014, the Company had received subscriptions for 7,050,000 shares of common stock at a price of $0.25 per share for proceeds of $1,762,500, which is included in stock subscriptions received. Included in this private placement were proceeds of $250,000 received from a significant shareholder of the Company. Refer to Note 11(a).

(c)

As at June 30, 2014, the Company had 32,800 shares of common stock with a fair value of $2,624 to be issued to the Vice President of Exploration pursuant to a consulting agreement. Refer to Notes 8(a) and 11(b).

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

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average	Aggregate
		exercise	intrinsic
	Number	price	value
	of options	$	$
Outstanding, December 31, 2013	1,800,000	0.15
Granted	250,000	0.22
Expired	(50,000)	0.10
Outstanding, June 30, 2014	2,000,000	0.16	139,500

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

5.	Stock Options (continued)

Additional information regarding stock options as of June 30, 2014, is as follows:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise prices	Number of	contractual life	exercise price	Number of	exercise price
$	shares	(years)	$	shares	$
0.10	1,050,000	3.2	0.10	1,050,000	0.10
0.20	100,000	2.5	0.20	50,000	0.20
0.23 - 0.235	850,000	2.4	0.23	825,000	0.23
	2,000,000	2.8	0.16	1,925,000	0.16

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Risk-free interest rate	0.75%	–
Expected life (in years)	3.0	–
Expected volatility	175%	–

The fair value of stock options vested during the six months ended June 30, 2014 was $48,517 (2013 – $2,537) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the six months ended June 30, 2014 was $0.19 (2013 – $0.06) per option.

6.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$
Balance December 31, 2013 and June 30, 2014	11,000,000	0.20

As at June 30, 2014, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date
11,000,000	0.20	August 29, 2016

7.	Related Party Transactions

	(a)	During the six months ended June 30, 2014, the Company incurred management fees of $nil (2013 – $12,000) to a company controlled by the former President of the Company.

(b)

During the six months ended June 30, 2014, the Company incurred oil and gas consulting costs of $56,550 (2013 – $nil) and consulting fees of $21,450 (2013 – $nil) to a company controlled by the President of the Company, of which $13,175 (December 31, 2013 – $13,773) was included in accounts payable and accrued liabilities as at June 30, 2014.

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

7.	Related Party Transactions (continued)

(c)

During the six months ended June 30, 2014, the Company incurred wages of $10,938 (2013 – $9,500) to the Chief Financial Officer of the Company, of which $2,174 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at June 30, 2014.

(d)

During the six months ended June 30, 2014, the Company incurred oil and gas consulting costs of $29,021 (2013 – $nil) and management fees of $49,654 (2013 – $nil) to the Corporate Secretary, of which $31,470 (December 31, 2013 – $7,250) was included in accounts payable and accrued liabilities as at June 30, 2014.

(e)

During the six months ended June 30, 2014, the Company incurred oil and gas consulting costs of $86,287 (2013 – $nil) to a company controlled by the Vice President of Exploration of the Company, of which $15,888 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at June 30, 2014.

(f)

During the six months ended June 30, 2014, the Company incurred accounting fees of $12,738 (2013 – $4,500) to a company controlled by the Treasurer of the Company, of which $1,874 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at June 30, 2014.

	(g)	During the six months ended June 30, 2014, the Company incurred share issuance costs of $7,500 (2013 – $nil) to a director of the Company.

	(h)	During the six months ended June 30, 2014, the Company granted 250,000 stock options with a fair value of $38,320 to officers and directors of the Company.

8.	Commitments

(a)

On July 25, 2013 (as amended on February 1, 2014 and August 1, 2014), the Company entered into an agreement with a company controlled by the Vice President of Exploration for a period of four months, which was later extended to commence on February 1, 2014 to December 31, 2014, and may be continued on a month to month basis upon the Company providing written notice of intent to extend at least thirty days prior to the end of each month or until as otherwise mutually agreed. Pursuant to the agreement, the Company is to pay the consultant 10,000 GBP per month, issue 120,000 shares of common stock (issued), and grant 100,000 stock options (granted) with an exercise price of $0.10 per share expiring three years from the date of grant, of which 50,000 stock options vested on July 26, 2013 and 50,000 expired unvested on January 26, 2014, for the initial term of four months. For the period from February 2, 2014 to December 31, 2014, the Company is to pay the consultant 11,000 GBP per month, issue 32,800 shares of common stock vesting on June 1, 2014, and grant 100,000 stock options with an exercise price of $0.28 per share expiring three years from August 1, 2014 and vesting as follows: 50,000 stock options shall vest on the date of grant and 50,000 shall vest on the Qualified Transaction Date. Qualified Transaction Date is defined as the earlier of the following:

		a.	The date the Company completes raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or
		b.	The date in which the Company completes a farmout or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

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

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

8.	Commitments (continued)

(c)

On September 20, 2013 (as amended on August 1, 2014), the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $1,800 per calendar day for services provided. A calendar day will be broken into quarter days where less than a full working calendar day is spent providing services. 50% of the consultant fee is deferred and will be paid in restricted stock units (“RSUs”). Fees accrued from the inception of the agreement to June 30, 2014 shall be paid by RSUs issued as of August 1, 2014. From and after July 1, 2014 until the Qualified Transaction Date, the deferral fee shall be paid in RSUs on a quarterly basis. Pricing for the RSUs accruing from and after July 1, 2014 will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. After the Qualified Transaction Date, the fees and deferrals shall no longer apply. The Company is to pay the consultant $1,500 per calendar day after the Qualified Transaction Date.

(d)

On November 1, 2013 (as amended on August 1, 2014), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company whereby the Company is to pay $13,000 per month for a period of two years effective September 1, 2013. The term will renew on a month-to-month basis thereafter. For the period following the month during which a Phase I Capital Raise has been completed by the company not later than March 31, 2015, the monthly payment increases to $18,000 per month. Phase I Capital Raise is defined as the following:

		a.	Raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or
		b.	A farmout or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

If the Phase I Capital Raise is completed on or before March 31, 2015, the President would also be issued 300,000 fully vested RSUs which will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested RSUs upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of $10,000,000 or more in addition to the first $10,000,000 of equity financing, the Company will issue the President 250,000 fully vested RSUs upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise. On August 1, 2014, the Company shall also issue 80,000 RSUs to the President of the Company. Commencing with the month of August 2014 and for every month through and including the month that a Phase I Capital Raise transaction is completed, the President of the Company shall accrue RSUs equivalent to $5,000 per month to be issued at the end of each calendar quarter. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued.

9.	Segmented Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and an administration office in Canada. Geographical information is as follows:

June 30, 2014	Canada	Bulgaria	Total
	$	$	$
Restricted cash	2,300	–	2,300
Oil and gas properties	–	1,767,542	1,767,542

December 31, 2013	Canada	Bulgaria	Total
	$	$	$
Restricted cash	2,300	–	2,300
Oil and gas properties	–	1,206,201	1,206,201

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

10.	Change in Reporting Currency

On December 31, 2013, the Company changed its reporting currency from Canadian dollars to US dollars. In preparing the Company’s prior period comparative balances in US dollars, the Company has adjusted and reclassified amounts previously reported in the financial statements in Canadian dollars. The changes made to the consolidated statements of operations for the three and six months ended June 30, 2013, and the consolidated statement of cash flows for the six months ended June 30, 2013 are shown below.

	(a)	Reconciliation of statement of operations for the three months ended June 30, 2013:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$
Expenses
Consulting	14,520	(14,520)	–
Depreciation	248	(6)	242
Foreign exchange loss	1,918	(1,048)	870
General and administrative	–	50,414	50,414
Insurance	3,484	(3,484)	–
Office and general	9,610	(9,610)	–
Professional fees	14,601	(14,601)	–
Stock-based compensation	2,603	(2,603)	–
Travel	1,893	(1,893)	–
Wages	4,945	(4,945)	–
Total expenses	53,822	(2,296)	51,526
Loss before other expenses	(53,822)	2,296	(51,526)
Other expenses
Loss on settlement of debt	(3,467)	53	(3,414)
Loss on disposal of property and equipment	(114)	2	(112)
Total other expenses	(3,581)	55	(3,526)
Net loss for the period	(57,403)	2,351	(55,052)
Foreign currency translation adjustment	15,891	(15,891)	–
Comprehensive loss	(41,512)	(13,540)	(55,052)

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

10.	Change in Reporting Currency (continued)

	(b)	Reconciliation of statement of operations for the six months ended June 30, 2013:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$
Expenses
Consulting	37,193	(37,193)	–
Depreciation	545	(8)	537
Foreign exchange loss	2,235	(333)	1,902
General and administrative	–	118,819	118,819
Insurance	6,916	(6,916)	–
Investor relations	794	(794)	–
Management fees	12,092	(12,092)	–
Office and general	12,417	(12,417)	–
Professional fees	35,100	(35,100)	–
Stock-based compensation	2,603	(2,603)	–
Travel	3,468	(3,468)	–
Wages	10,005	(10,005)	–
Total expenses	123,368	(2,110)	121,258
Loss before other expenses	(123,368)	2,110	(121,258)
Other expenses
Loss on settlement of debt	(3,467)	53	(3,414)
Loss on disposal of property and equipment	(114)	2	(112)
Total other expenses	(3,581)	55	(3,526)
Net loss for the period	(126,949)	2,165	(124,784)
Foreign currency translation adjustment	20,411	(20,411)	–
Comprehensive loss	(106,538)	(18,246)	(124,784)

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
June 30, 2014
(Expressed in US dollars)
(unaudited)

10.	Change in Reporting Currency (continued)

	(c)	Reconciliation of statement of cash flows for the six months ended June 30, 2013:

		Effect of change
	As previously	in reporting	Revised
	reported	currency	amount
	Cdn$	$	US$
Operating activities
Net loss for the period	(126,949)	2,165	(124,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	545	(8)	537
Loss on settlement of debt	3,467	(53)	3,414
Loss on disposal of property and equipment	114	(2)	112
Stock-based compensation	2,603	(66)	2,537
Changes in operating assets and liabilities:
Amounts receivable	2,335	101	2,436
Prepaid expenses and deposits	6,500	310	6,810
Accounts payable and accrued liabilities	55,031	(4,309)	50,722
Due from related party	700	–	700
Net cash used in operating activities	(55,654)	(1,862)	(57,516)
Investing activities
Restricted cash	6,242	83	6,325
Oil and gas properties expenditures	(75,695)	13,155	(62,540)
Net cash provided by investing activities	(69,453)	13,238	(56,215)
Financing activities
Proceeds from loans payable	87,500	(4,375)	83,125
Proceeds from issuance of common stock/ subscriptions received	291,630	(7,131)	284,499
Net cash provided by financing activities	379,130	(11,506)	367,624
Effect of exchange rate changes on cash	13,530	(13,530)	–
Change in cash	267,553	(13,660)	253,893
Cash, beginning of period	12,181	(51)	12,130
Cash, end of period	279,734	(13,711)	266,023

11.	Subsequent Events

(a)
On July 24, 2014, the Company issued 8,990,000 shares of common stock at a price of $0.25 per share for proceeds of $2,247,500, of which $1,762,500 was included in stock subscriptions received as at June 30, 2014. Refer to Note 4(b).

(b)	On August 4, 2014, the Company issued 32,800 shares of common stock to the Vice President of Exploration pursuant to a consulting agreement. Refer to Note 4(c).

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

Executive overview

Park Place Energy Corp. is an energy company engaged in exploration for oil and natural gas in Bulgaria.

Today, the operations of our Company and its subsidiary concentrate on natural gas exploration in the Dobrich region of northeast Bulgaria. Our goal is to become a producer of natural gas in Bulgaria.

Our head offices are located in Texas and we established a registered office in Bulgaria and satellite offices in British Columbia, Canada.

Our primary oil and gas exploration permit is located in the Dobrudja Basin, northeast Bulgaria, which was awarded to the Company in October 2010. The award of the exploration permit was in dispute until mid-2013, due to litigation regarding the tender process that was resolved in our favor. The term of the initial period of the exploration permit is five years. This five-year period will commence once the Bulgarian regulatory authorities approve the Park Place work programs for the permit area. The specific proposed work programs are presently under review by the Bulgairan authorities. The initial term of the exploration permit may be extended up to an additional 5 years so long as we satisfy our minimum work commitments. Upon declaration of a commercial discovery, a portion of the exploration permit may be converted into an exploitation concession, which may have a duration of up to 35 years so long as we satisfy our minimum work commitments.

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

Notwithstanding the execution of the License Agreement, under Bulgarian law, the exploration license granted therein will not become effective until all of the following conditions have been satisfied (the “License Conditions Precedent”): (i) the approval of the Company’s work programs by the Ministry of Environment as well as by the Ministry of Energy (the “Ministry Approvals”); (ii) the posting of a bond by the Company, the amount of which must be approved by the Ministry of Energy; (iii) plus the payment of a signature bonus by the Company in the amount of 100,007 Euros, within thirty days after the Ministry Approvals.

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

Employees and Directors

As of June 30, 2014, the Company had one full time employee, the Company’s chief financial officer, while all of the other executive officers of Company work on a consulting contract basis. As of June 30, 2014, our business is generally conducted through our officers and directors and also through consultants of the company. A description of our officers’ and directors’ professional experience is contained on our website.

Working Capital

Based on our current plan of operations as set forth above, we estimate that we will require approximately $2,300,000 to pursue our plan of operations over the next 12 months. As at June 30, 2014, we had cash of $1,917,090 and working capital of $1,549,882.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the quarter ended June 30, 2014 which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful extraction of oil and gas deposits for sale.

Expenses

Our total operating expenses for the six months ending June 30, 2014 was $376,554 compared to $121,258 for the same period in 2013.

Our primary expense categories are described below:

General and Administrative Expenses

Our office and general expenses increased to $367,471 for the six months ended June 30, 2014 from $118,819 for the six months ending June 30, 2013. Our overhead increased due to employing more consultants and increased general activity of the Company over the last year.

Loss

Our net loss for the six months ending June 30, 2014 was $376,554 compared to $124,784 for the six months ending June 30, 2013.

Liquidity and Capital Resources

Overview

For the six months ending June 30, 2014, we raised net proceeds of $2,505,000 in cash from the issuance of common stock and share subscriptions received (net of stock issuance costs) all which funds will be used for general operation and to commence the exploration in Bulgaria.

We used net cash of $233,151 in operating activities for the six months ended June 30, 2014 compared to $57,916 for the same period in 2013.

The following table summarizes our liquidity position as at June 30, 2014:

As at
June 30, 2014
(Unaudited)
$
Cash	1,917,090
Working capital	1,549,882
Total assets	3,706,842
Total liabilities	387,118
Shareholders’ equity	3,319,724

We anticipate that we will require approximately $2,300,000 to pursue our plan of operations over the next 12 months. As at June 30, 2014, we had cash of $1,917,090 and working capital of $1,549,822. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria and general and administrative expenses.

Cash Flow Used In Operating Activities

Net cash used in operating activities was $233,151 for the six months ended June 30, 2014 compared to $57,516 for the six months ended June 30, 2013.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $387,541 compared to net cash of $56,215 for the six months ending June 30, 2013. This increase was due to increased expenditures on the Bulgarian project compared to the prior period as the litigation regarding the exploration claim was concluded in June 2013.

Cash Provided By Financing Activities

For the six months ended June 30, 2014, cash provided by financing activities was $2,505,000 compared to $367,624 for the six months ended June 30, 2013.

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

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Forward-Looking Information

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

Item 4.                Controls and Procedures Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not entirely effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not entirely effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

As of July 24, 2014, the Company issued 8,990,000 shares of common stock at price of $0.25 per share for proceeds of $2,247,500. Further details of this offering are disclosed on form 8-K filed July 30, 2014.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                (Removed and Reserved)

Not applicable.

Item 5.                Other Information

None

Item 6.                Exhibits

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(3)
3.4	Certificate of Change Effective March 24, 2010(4)

Material Contracts
10.01	Larsen Energy Consulting Inc Agreement dated May 1, 2013 (5)
10.02	Overgas Data and Consulting Agreement dated July 11, 2013 (6)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (7)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (8)
10.05	2011 Stock option plan dated November 21, 2011 (9)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (10)
10.07	Agreement with the Ministry of Economy and Energy of Bulgaria dated April 1, 2014(11)
10.08	First Amendment to the Larsen Energy Consulting Inc. Agreement dated August 1, 2014 (12)

Subsidiaries of the Small Business Issuer

21.1	Subsidiaries of Small Business Issuer:
Name of Subsidiary
BG Explorations EOOD Bulgaria

Certifications

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(10)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 7, 2014.
(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 6, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Taisiia Popova”
Taisiia Popova
Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2014

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: August 14, 2014