Form 10-Q
period 2014-09-30
Park Place Energy Corp.
filed 2014-11-14
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,624,427 shares of common stock as of November 7, 2014.

PARK PLACE ENERGY CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2014

PART I

Item 1. Financial Statements

PARK PLACE ENERGY CORP.
Consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

PARK PLACE ENERGY CORP.
Consolidated balance sheets
(Expressed in US dollars)

	September 30,	December 31,
	2014	2013
	$	$
	(unaudited)
ASSETS
Current assets
Cash	1,915,505	32,782
Amounts receivable	6,960	91,375
Prepaid expenses and deposits	20,984	5,256
Total current assets	1,943,449	129,413
Restricted cash	2,300	2,300
Oil and gas properties (Notes 3 and 8)	2,006,417	1,206,201
Total assets	3,952,166	1,337,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	423,266	197,777
Total liabilities	423,266	197,777
Nature of operations and continuance of business (Note 1)
Commitments (Note 9)
Subsequent events (Note 12)
Stockholders’ equity
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 45,602,677 and 32,063,447 shares, respectively	456	321
Additional paid-in capital	16,946,812	13,748,758
Stock subscriptions received (Note 4)	–	153,286
Deficit	(13,418,368)	(12,762,228)
Total stockholders’ equity	3,528,900	1,140,137
Total liabilities and stockholders’ equity	3,952,166	1,337,914

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Consolidated statements of operations
(Expressed in US dollars)
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$	$	$	$
		(Refer to		(Refer to
		Note 11)		Note 11)

Expenses
Depreciation	–	238	–	775
Foreign exchange loss	12,034	13,375	21,117	15,277
General and administrative (Note 8)	267,552	169,891	635,023	288,710
Total expenses	279,586	183,504	656,140	304,762

Loss before other expenses	(279,586)	(183,504)	(656,140)	(304,762)
Other expenses
Loss on settlement of debt	–	–	–	(3,414)
Loss on disposal of property and equipment	–	–	–	(112)
Total other expenses	–	–	–	(3,526)
Net loss for the period	(279,586)	(183,504)	(656,140)	(308,288)

Loss per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)

Weighted average number of shares outstanding	43,246,407	24,704,751	37,767,677	22,082,887

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Consolidated statement of stockholders’ equity
(Expressed in US dollars)
(unaudited)

				Stock
	Common Stock		Additional	subscriptions
		Amount	paid-in capital	received	Deficit	Total
	#	$	$	$	$	$
Balance, December 31, 2013	32,063,447	321	13,748,758	153,286	(12,762,228)	1,140,137
Issuance of common stock for cash	13,506,430	135	3,150,651	(153,286)	–	2,997,500
Stock issuance costs	–	–	(15,650)	–	–	(15,650)
Issuance of common stock for consulting services	32,800		2,624	–	–	2,624
Fair value of stock options vested	–	–	60,429	–	–	60,429
Net loss for the period	–	–	–	–	(656,140)	(656,140)
Balance, September 30, 2014	45,602,677	456	16,946,812	–	(13,418,368)	3,528,900

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Consolidated statements of cash flows
(Expressed in US dollars)
(unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
	$	$
		(Refer to
		Note 11)

Operating activities
Net loss for the period	(656,140)	(308,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	775
Loss on settlement of debt	–	3,414
Loss on disposal of property and equipment	–	112
Stock-based compensation	106,512	75,784
Changes in operating assets and liabilities:
Amounts receivable	84,415	(80,554)
Prepaid expenses and deposits	(15,728)	3,354
Due from related party	–	700
Accounts payable and accrued liabilities	127,138	63,886
Net cash used in operating activities	(353,803)	(240,817)
Investing activities
Restricted cash	–	6,325
Oil and gas properties expenditures	(745,324)	(638,564)
Net cash used in investing activities	(745,324)	(632,239)
Financing activities
Proceeds from issuance of common stock / stock subscriptions received	2,997,500	1,100,000
Share issuance costs	(15,650)	–
Net cash provided by financing activities	2,981,850	1,100,000
Change in cash	1,882,723	226,944
Cash, beginning of period	32,782	12,130
Cash, end of period	1,915,505	239,074
Non-cash investing and financing activities:
Common stock issued to settle debt	–	9,104
Common stock issued for oil and gas properties expenditures	2,624	21,600
Oil and gas property expenditures included in accounts payable	52,268	–

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Park Place Energy Corp. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a history of negative cash flows from operating activities and the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2014, the Company has an accumulated deficit of $13,418,368 since inception. While these factors alone could raise substantial doubt regarding the Company’s ability to continue as a going concern, it should be noted that the Company currently has working capital of $1,520,183. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

See Note 3 for a recent development on Company’s Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Block with the Ministry of Economy and Energy of Bulgaria. During the appeal process, the Company has sufficient cash to continue its data gathering and evaluation work. Management will continue to evaluate various alternatives to obtain additional funding, which include, without limitation, financing through the sale of equity, borrowings or farm outs or similar arrangements under which third parties would pay all or a portion of the costs to implement the Company’s business plan in exchange for an interest in the assets of the Company. In connection with a possible financing through the sale of equity, the Company will consider a listing on a domestic or foreign stock exchange.

2.	Summary of Significant Accounting Policies

(a) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

(b) Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

	September 30,	December 31,
	2014	2013
	$	$

Unproven properties
Bulgaria	2,006,417	1,206,201

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

3.	Oil and Gas Properties (continued)

Pursuant to an exploration permit originally awarded in October 2010, on April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term.

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and
(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of $10,309 (15,897 BGN).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession which may last for up to 35 years provided that the minimum work commitments are satisfied.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency; accordingly, there will be an appeals proceeding before an administrative judge panel. The initial term of the License Agreement will not commence until the appeals proceeding has been completed and the decision upheld. The Company plans to continue its data gathering and evaluation during this period.

4.	Common Stock

(a)

On March 5, 2014, the Company issued 4,516,430 shares of common stock at a price of $0.20 per share for proceeds of $903,286, of which $153,286 was received as at December 31, 2013. Included in this private placement was 125,000 shares of common stock issued to the Corporate Secretary of the Company for proceeds of $25,000. In connection with this private placement, the Company incurred $7,500 in stock issuance costs to a director of the Company.

(b)

On July 24, 2014, the Company issued 8,990,000 shares of common stock at a price of $0.25 per share for proceeds of $2,247,500. Included in this private placement was 1,000,000 shares of common stock issued to a significant shareholder of the Company for proceeds of $250,000. In connection with this private placement, the Company incurred $8,150 in stock issuance costs.

(c) On July 31, 2014, the Company issued 32,800 shares of common stock with a fair value of $2,624 to the Vice President of Exploration pursuant to a consulting agreement. Refer to Note 9(a).

5.	Stock Options

The Company has granted stock options pursuant to two stock option plans, the 2013 Long-term Incentive Plan “the 2013 LTIP” and the 2011 Stock Option Plan (which was replaced by the 2013 LTIP). Under the 2013 LTIP, the total number of authorized options which may be granted is up to a total of 10% of the total number of shares of common stock issued and outstanding of the company on a rolling basis. Under the 2013 LTIP, the exercise price of each option shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option shall be specified by the Board of Directors at the time of grant. The maximum term of options granted is ten years or such lesser time as determined by the Company at the time of grant.

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

5.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted
		average	Aggregate
		exercise	intrinsic
	Number	price	value
	of options	$	$

Outstanding, December 31, 2013	1,800,000	0.15

Granted	350,000	0.24
Expired	(50,000)	0.10

Outstanding, September 30, 2014	2,100,000	0.17	249,460

Additional information regarding stock options as of September 30, 2014, is as follows:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise prices	Number of	contractual life	exercise price	Number of	exercise price
$	shares	(years)	$	shares	$

0.10	1,050,000	3.0	0.10	1,050,000	0.10
0.20	100,000	2.3	0.20	50,000	0.20
0.23 - 0.235	850,000	2.1	0.23	825,000	0.23
0.28	100,000	2.8	0.28	50,000	0.28

	2,100,000	2.6	0.17	1,975,000	0.16

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013

Risk-free interest rate	0.81%	1.17%
Expected life (in years)	3.0	4.5
Expected volatility	173%	187%

The fair value of stock options vested during the nine months ended September 30, 2014 was $60,429 (2013 – $75,784) which was recorded as stock-based compensation and charged to operations. The weighted average fair value of stock options granted during the nine months ended September 30, 2014 was $0.20 (2013 – $0.10) per option.

6.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, December 31, 2013 and September 30, 2014	11,000,000	0.20

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

6.	Share Purchase Warrants (continued)

As at September 30, 2014, the following share purchase warrants were outstanding:

Number of	Exercise
warrants	price
outstanding	$	Expiry date

11,000,000	0.20	August 29, 2016

7.	Restricted Stock Units

On August 1, 2014, the Company granted 744,320 restricted stock units (“RSUs”) with a fair value of $208,410 ($0.28 per share) and with vesting periods ranging from one month to sixteen months. Of this amount, 191,720 RSUs with a fair value of $52,682 were granted to officers of the Company. Expense related to RSUs is recognized ratably over the vesting period. During the nine months ended September 30, 2014, 30,000 RSUs with a fair value of $8,400 vested. Total compensation expense related to RSUs was $46,083 (2013 - $nil) for the nine months ended September 30, 2014, which is included in accrued liabilities as at September 30, 2014. As at September 30, 2014, unrecognized compensation expense related to the RSUs was $162,327 (December 31, 2013 - $nil). Refer to Note 12.

8.	Related Party Transactions

	(a)	During the nine months ended September 30, 2014, the Company incurred management fees of $nil (2013 – $12,000) to a company controlled by the former President of the Company.

(b)

During the nine months ended September 30, 2014, the Company incurred oil and gas consulting costs of $84,500 (2013 – $nil) and consulting fees of $32,500 (2013 – $nil) to a company controlled by the President of the Company, of which $16,120 (December 31, 2013 – $13,773) was included in accounts payable and accrued liabilities as at September 30, 2014.

(c)

During the nine months ended September 30, 2014, the Company incurred wages of $16,453 (2013 – $16,075) to the Assistant Treasurer of the Company, of which $1,760 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at September 30, 2014.

(d)

During the nine months ended September 30, 2014, the Company incurred oil and gas consulting costs of $45,196 (2013 – $nil) and management fees of $64,769 (2013 – $nil) to the Corporate Secretary, of which $28,864 (December 31, 2013 – $7,250) was included in accounts payable and accrued liabilities as at September 30, 2014.

(e)

During the nine months ended September 30, 2014, the Company incurred oil and gas consulting costs of $123,308 (2013 – $nil) to a company controlled by the Vice President of Exploration of the Company, of which $18,399 (December 31, 2013 – $nil) was included in accounts payable and accrued liabilities as at September 30, 2014.

	(f)	During the nine months ended September 30, 2014, the Company incurred accounting fees of $17,335 (2013 – $7,470) to a company controlled by the former Treasurer of the Company.

	(g)	During the nine months ended September 30, 2014, the Company granted 350,000 stock options with a fair value of $60,429 to officers and directors of the Company.

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

9.	Commitments

(a)

On July 25, 2013 (as amended on February 1, 2014 and August 1, 2014), the Company entered into an agreement with a company controlled by the Vice President of Exploration for a period of four months, which was later extended to commence on February 1, 2014 to December 31, 2014, and may be continued on a month to month basis upon the Company providing written notice of intent to extend at least thirty days prior to the end of each month or until as otherwise mutually agreed. Pursuant to the agreement, the Company is to pay the consultant 10,000 GBP per month, issue 120,000 shares of common stock (issued), and grant 100,000 stock options (granted) with an exercise price of $0.10 per share expiring three years from the date of grant (of which 50,000 stock options vested on July 26, 2013 and 50,000 expired unvested on January 26, 2014), for the initial term of four months. For the period from February 2, 2014 to December 31, 2014, the Company is to pay the consultant 11,000 GBP per month. As additional compensation, the Company has issued to the consultant 32,800 shares of common stock with a vesting date of June 1, 2014, and granted 100,000 stock options with an exercise price of $0.28 per share expiring three years from August 1, 2014 and vesting as follows: 50,000 stock options shall vest on the date of grant and 50,000 shall vest on the Qualified Transaction Date. Qualified Transaction Date is defined as the earlier of the following:

(i)	The date the Company completes raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013;
(ii)	The date in which the Company completes a farm out or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater; or
(iii)	March 31, 2015.

(b)

On September 1, 2013, the Company entered into an agreement with a consultant whereby the Company is to pay the consultant Cdn$7,500 per month, increasing to Cdn$10,000 per month when the Company raises at least Cdn$10,000,000 in financing, for a period of two years. The Company has the right to terminate this agreement after the expiration of one year if the Company has not secured a financing of at least Cdn$10,000,000 during the first year of this agreement. On August 1, 2014, the Company and the consultant entered into a termination agreement under which this consulting agreement will terminate as of December 31, 2014. In lieu of any and all termination fees payable under the consulting agreement, the Company granted 164,700 RSUs. Such RSUs will vest on December 31, 2014, provided that the consultant is providing services to the Company or its subsidiary on that date.

(c)

On September 20, 2013 (as amended on August 1, 2014), the Company entered into an agreement with a consultant whereby the Company is to pay the consultant $1,800 per calendar day for services provided. A calendar day will be broken into quarter days where less than a full working calendar day is spent providing services. 50% of the consultant fee is deferred and will be paid in RSUs. Fees accrued from the inception of the agreement to June 30, 2014 shall be paid by RSUs issued as of August 1, 2014. From and after July 1, 2014 until the Qualified Transaction Date, the deferral fee shall be paid in RSUs on a quarterly basis. Pricing for the RSUs accruing from and after July 1, 2014 will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. After the Qualified Transaction Date, the fees and deferrals shall no longer apply. The Company is to pay the consultant $1,500 per calendar day after the Qualified Transaction Date.

(d)

On November 1, 2013 (as amended on August 1, 2014), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term will renew on a month-to-month basis thereafter. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such consulting fees being deferred and paid in RSUs to the President of the Company through and including the month that a Phase I Capital Raise transaction is completed by the Company not later than March 31, 2015, at which time the deferral ends. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. Phase I Capital Raise is defined as the following:

(i)	Raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or
(ii)	A farm out or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

9.	Commitments (continued)

If the Phase I Capital Raise is completed on or before March 31, 2015, the President would also be issued 300,000 fully vested RSUs, which will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested RSUs upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of $10,000,000 or more in addition to the first $10,000,000 of equity financing, the Company will issue the President 250,000 fully vested RSUs upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise.

10.	Segmented Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. Geographical information is as follows:

September 30, 2014	Canada	Bulgaria	Total
	$	$	$

Restricted cash	2,300	–	2,300
Oil and gas properties	–	2,006,417	2,006,417

December 31, 2013	Canada	Bulgaria	Total
	$	$	$

Restricted cash	2,300	–	2,300
Oil and gas properties	–	1,206,201	1,206,201

11.	Change in Reporting Currency

On December 31, 2013, the Company changed its reporting currency from Canadian dollars to US dollars. In preparing the Company’s prior period comparative balances in US dollars, the Company has adjusted and reclassified amounts previously reported in the financial statements in Canadian dollars. The changes made to the consolidated statements of operations for the three and nine months ended September 30, 2013 and the consolidated statement of cash flows for the nine months ended September 30, 2013 are shown below.

	(a)	Reconciliation of statement of operations for the three months ended September 30, 2013:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$

Expenses

Consulting	18,154	(18,154)	–
Depreciation	248	(10)	238
Foreign exchange loss	13,172	203	13,375
General and administrative	–	169,891	169,891
Insurance	3,538	(3,538)	–
Investor relations	(231)	231	–
Management fees	3,515	(3,515)	–
Office and general	12,456	(12,456)	–
Professional fees	52,261	(52,261)	–
Stock-based compensation	75,979	(75,979)	–
Travel	3,785	(3,785)	–
Wages	6,447	(6,447)	–

Total expenses	189,324	(5,820)	183,504

Net loss for the period	(189,324)	5,820	(183,504)

Foreign currency translation adjustment	(35,688)	35,688	–

Comprehensive loss	(225,012)	41,508	(183,504)

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

11.	Change in Reporting Currency (continued)

	(b)	Reconciliation of statement of operations for the nine months ended September 30, 2013:

		Effect of change
		in reporting
	As previously	currency and	Revised
	reported	reclassifications	amount
	Cdn$	$	US$

Expenses

Consulting	55,347	(55,347)	–
Depreciation	793	(18)	775
Foreign exchange loss	15,407	(130)	15,277
General and administrative	–	288,710	288,710
Insurance	10,454	(10,454)	–
Investor relations	563	(563)	–
Management fees	15,607	(15,607)	–
Office and general	24,873	(24,873)	–
Professional fees	87,361	(87,361)	–
Stock-based compensation	78,582	(78,582)	–
Travel	7,253	(7,253)	–
Wages	16,452	(16,452)	–

Total expenses	312,692	(7,930)	304,762

Loss before other expenses	(312,692)	7,930	(304,762)

Other expenses
Loss on settlement of debt	(3,467)	53	(3,414)
Loss on disposal of property and equipment	(114)	2	(112)

Total other expenses	(3,581)	55	(3,526)

Net loss for the period	(316,273)	7,985	(308,288)

Foreign currency translation adjustment	(15,277)	15,277	–

Comprehensive loss	(331,550)	23,262	(308,288)

PARK PLACE ENERGY CORP.
Notes to the consolidated financial statements
September 30, 2014
(Expressed in US dollars)
(unaudited)

11.	Change in Reporting Currency (continued)

	(c)	Reconciliation of statement of cash flows for the nine months ended September 30, 2013:

		Effect of change
	As previously	in reporting	Revised
	reported	currency	amount
	Cdn$	$	US$

Operating activities
Net loss for the period	(316,273)	7,985	(308,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	793	(18)	775
Loss on settlement of debt	3,467	(53)	3,414
Loss on disposal of property and equipment	114	(2)	112
Stock-based compensation	78,582	(2,798)	75,784
Changes in operating assets and liabilities
Amounts receivable	(83,087)	2,533	(80,554)
Prepaid expenses and deposits	3,095	259	3,354
Due from related party	700	–	700
Accounts payable and accrued liabilities	66,289	(2,403)	63,886
Net cash used in operating activities	(246,320)	5,503	(240,817)
Investing activities
Restricted cash	6,292	33	6,325
Oil and gas properties expenditures	(672,647)	34,083	(638,564)
Net cash used in investing activities	(666,355)	34,116	(632,239)
Financing activities
Proceeds from issuance of common stock/ subscriptions received	1,156,103	(56,103)	1,100,000
Net cash provided by financing activities	1,156,103	(56,103)	1,100,000
Effect of exchange rate changes on cash	(9,386)	9,386	–
Change in cash	234,042	(7,098)	226,944
Cash, beginning of period	12,181	(51)	12,130
Cash, end of period	246,223	(7,149)	239,074
Non-cash investing and financing activities:
Common stock issued to settle debt	9,343	(239)	9,104
Common stock issued for oil and gas properties expenditures	22,009	(409)	21,600

12.	Subsequent Events

	(a)	On October 1, 2014, the Company granted 141,555 RSUs with a fair value of $39,465. Of this amount, 94,647 RSUs with a fair value of $26,501 were granted to officers of the Company.

(b)

On October 31, 2014, the Company issued 9,750 and 12,000 common shares to the former Treasurer of the Company and the Assistant Treasurer of the Company, respectively, pursuant to the RSUs vested. Refer to Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

  Executive Summary
  Results of Operations
  Liquidity and Capital Resources
  Recent Accounting Pronouncements
  Forward-Looking Statements.

Our MD&A should be read in conjunction with our unaudited financial statements of Park Place Energy Corp. ("Park Place", Company", “we”, and "our" ) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Summary

Park Place is an energy company engaged in oil and gas exploration in Bulgaria.

Pursuant to an exploration permit originally awarded in October 2010, on April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. The five-year period will commence once the Bulgarian regulatory authorities approve the Park Place work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term.

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and
(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of $10,309 (15,897 BGN).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession, which may last for up to 35 years provided that the minimum work commitments are satisfied.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency; accordingly, there will be an appeals proceeding before an administrative judge panel. The initial term of the License Agreement will not commence until the appeals proceeding has been completed and the decision upheld. The Company plans to continue its data gathering and evaluation during this period.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the quarter ended September 30, 2014, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful extraction of oil and gas deposits for sale.

Expenses

Our total operating expenses for the nine months ended September 30, 2014 was $656,140 compared to $304,762 for the same period in 2013.

Our primary expense categories are described below:

General and Administrative Expenses

Our office and general expenses increased to $635,023 for the nine months ended September 30, 2014 from $288,710 for the nine months ended September 30, 2013. Our overhead increased due to employing more consultants and increased general activity of the Company over the last year.

Loss

Our net loss for the nine months ended September 30, 2014 was $656,140 compared to $308,288 for the nine months ending September 30, 2013.

Capital Expenditures

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,400,000 to pursue our plan of operations over the next 12 months. As at September 30, 2014, we had cash of $1,915,505 and working capital of $1,520,183.

As mentioned in the Executive Summary, our work in Bulgaria is being delayed. During the appeal process, the Company has sufficient cash to continue its data gathering and evaluation work. Management will continue to evaluate various alternatives to obtain additional funding, which include, without limitation, financing through the sale of equity, borrowings or farm outs or similar arrangements under which third parties would pay all or a portion of the costs to implement the Company’s business plan in exchange for an interest in the assets of the Company. In connection with a possible financing through the sale of equity, the Company will consider a listing on a domestic or foreign stock exchange.

Liquidity and Capital Resources

Overview

For the nine months ending September 30, 2014, we raised net proceeds of $2,981,850 in cash from the issuance of common stock, all which funds will be used for general operation and to commence the exploration in Bulgaria.

We used net cash of $353,803 in operating activities for the nine months ended September 30, 2014 compared to $240,817 for the same period in 2013.

The following table summarizes our liquidity position as at September 30, 2014:

As at
September 30,
2014
(Unaudited)
$
Cash	1,915,505
Working capital	1,520,183
Total assets	3,952,166
Total liabilities	423,266
Shareholders’ equity	3,528,900

We anticipate that we will require approximately $1,400,000 to pursue our plan of operations over the next 12 months. We anticipate raising additional funds over the next twelve months to pay for our exploration commitments in Bulgaria and general and administrative expenses.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $745,324 compared to net cash use of $632,239 for the nine months ended September 30, 2013. This increase was due to increased expenditures on the Bulgarian project.

Cash Provided By Financing Activities

For the nine months ended September 30, 2014, cash provided by financing activities was $2,981,850 compared to $1,100,000 for the nine months ended September 30, 2013.

Contractual Obligations

See Notes 3 and 9 of the Consolidated Financial Statements for information about the Company’s contractual obligations.

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

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for information about recent accounting pronouncements.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to, the following: fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; our limited operating history; our history of operating losses; our lack of insurance coverage; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Item 4. Controls and Procedures Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not entirely effective as of the Evaluation Date as a result of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). Notwithstanding the assessment that our internal control over financial reporting was not entirely effective and that there were material weaknesses as identified in our 2013 Annual Report, we believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings and we are unaware of any pending proceedings, except that the Company will be a participant as an interested party to the appeals that have been filed in Bulgaria against the Bulgarian environmental agency that approved the Company’s overall work program and first year annual work program.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company. See risk factors described in Item 1A of the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 24, 2014, the Company issued 8,990,000 shares of common stock at price of $0.25 per share for proceeds of $2,247,500. Further details of this offering are disclosed on form 8-K filed July 30, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Change Effective August 31, 2009(3)
3.4	Certificate of Change Effective March 24, 2010(4)

Material Contracts
10.01	Larsen Energy Consulting Inc. Agreement dated May 1, 2013 (5)
10.02	Overgas Data and Consulting Agreement dated July 11, 2013 (6)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (7)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (8)
10.05	2011 Stock option plan dated November 21, 2011 (9)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (10)
10.07	First Amendment to the Larsen Energy Consulting Inc. Agreement dated August 1, 2014 (11)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:
Name of Subsidiary
BG Explorations EOOD Bulgaria

Certifications
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes
(1)	Incorporated by reference from our Current Report on Form 8-K/A, filed with the SEC on August 8, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 3, 2009.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 29, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(10)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.
(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Chas Michel”
Chas Michel
Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2014

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: November 14, 2014