Form 10-K
period 2014-12-31
Park Place Energy Corp.
filed 2015-03-31
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
[X] Yes      [   ] No

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
[   ] Yes      [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($.23) on that date, was approximately $8,413,372. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 45,731,482 shares of common stock outstanding as of March 20, 2015.

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

Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results that may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.             BUSINESS

Name and Organization

We were incorporated under the laws of the State of Nevada on August 27, 2004 under the name ST Online Corp. and in 2007, changed our name to Park Place Energy Corp. We have one subsidiary, BG Explorations EOOD, a company incorporated under the laws of Bulgaria, which is wholly-owned by the Company.

Throughout this Annual Report on Form 10-K, the terms "Park Place" "we" "us," "the Company", "our" and "our company" refer to Park Place Energy Corp. and its subsidiary.

General

Park Place Energy Corp. is an energy company engaged in exploration for oil and natural gas, primarily in the Dobrich region of northeast Bulgaria. In 2014, we moved our headquarter offices to Dallas, Texas from Calgary, Alberta, Canada, and established a registered office in Bulgaria. Our corporate headquarters are located at 2200 Ross Avenue, Suite 4500, Dallas, Texas 75201.

Today, the operations of our Company and its subsidiary concentrate on natural gas exploration in the Dobrich region of northeast Bulgaria. We continue to look for new opportunities in other countries with particular focus on Eastern Europe. Our goal is to become a producer of natural gas in Bulgaria and other countries.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,712 based on the exchange rate of .548 Lev to Dollar as of March 20, 2015).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency. An appeals proceeding has been commenced before an administrative judge panel with an initial hearing scheduled for May 15, 2015. The Company is participating in that proceeding as an interested party. The initial term of the License Agreement will not begin until (i) the appeals proceeding has been completed and the decision upheld, and (ii) the Ministry of Economy and Energy has approved the Company’s overall work program and first year annual work program. The Company will continue its data gathering, evaluation and planning during this period. The costs of the exploration plan will vary depending on a variety of factors, including, inter alia, the market price and availability of services in the area, taxes, and transportation costs relating to delivering equipment to the area. We are considering the drilling of horizontal wells as a completion technique.

We are engaged in identifying the availability of drilling and other oilfield services in the vicinity of the permit area. We have located several suitable service providers for drilling and other services that we intend to engage at the appropriate time. Local companies in Bulgaria will be used to provide services to the extent feasible. However, the Bulgarian energy sector is relatively undeveloped; accordingly, the availability of local services specialized to meet our requirements may be limited. Park Place has determined that such expertise, services or equipment may be available in Romania, Turkey or other countries in the vicinity.

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

Permits and Licenses. In order to carry out exploration and development of oil and natural gas interests or to place these interests into commercial production, we may require certain licenses and permits from various governmental authorities. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required. In addition, such licenses and permits are subject to change and there can be no assurances that any application to renew any existing licenses or permits will be approved.

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

There has been a recent surge in interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in Bulgaria and imposed large monetary penalties on companies that violate that ban. Such legislation or regulations could impact our ability to drill and complete wells, and could increase the cost of planning, designing, drilling, completing and operating wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

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

Competition

We operate in Bulgaria, where currently one company, Gazprom, supplies Bulgaria with virtually all natural gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete for license blocks and capital with other oil and gas exploration companies and independent producers who are actively seeking oil and natural gas properties throughout the world.

The principal area of competition is encountered in the financial ability of our Company to acquire acreage positions and drill wells to explore for oil and natural gas, then, if warranted, install production equipment. Competition for the acquisition of oil and gas license areas is high in Europe. Therefore, we may or may not be successful in acquiring additional blocks in the face of this competition. Presently, we are not seeking additional license blocks.

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

Employees and Directors

As of December 31, 2014, the Company has no employees, and all of the executive officers of Company work on a consulting basis. As of December 31, 2014, our business is generally conducted through our officers and directors and also through consultants of the Company. The following is a description of our officers’ and directors’ professional experience in the oil and gas industry:

Scott C. Larsen - President and Chief Executive Officer, Director

Scott C. Larsen is an experienced oil and gas executive who, from 2004 until June 2010, served as the president and chief executive officer of TransAtlantic Petroleum Corp., which has significant oil and gas exploration activities in Europe, including Bulgaria. Mr. Larsen has had extensive experience in the acquisition and assimilation of oil and gas assets and companies and early stage development of oil and gas exploration companies. After completing his law degree at Rutgers University in 1979, Mr. Larsen served as General Counsel, Chief of Staff and Partner of several oil and gas companies. Then, in 1994, Mr. Larsen joined the management team at TransAtlantic, which, over the years, had operations in Nigeria, Benin, Egypt and other North African countries. Once he became President of TransAtlantic, Mr. Larsen was responsible for a number of critical strategic actions for that company: he opened four overseas offices and established acreage positions in Morocco, Romania, Turkey and the UK North Sea; he sold the offshore Nigeria producing property interest and eventually sold all U.S. properties; and was instrumental in attracting significant investment into TransAtlantic. Mr. Larsen served as Vice President of Business Development of TransAtlantic from 2010 until his retirement in 2012. Subsequently, Mr. Larsen has served as a consultant to several oil and gas companies, including the Company. Mr. Larsen became involved with the Company initially as a consultant in 2013 to help resolve the legal dispute over the award of the Bulgarian exploration permit. On October 29, 2013, he was elected a director of the Company and on November 1, 2013 he was appointed its President and Chief Executive Officer.

Dr. David S. Campbell - Vice President of Exploration

Dr. David Campbell has over 30 years’ experience in the petroleum exploration and production business and has worked in a wide variety of petroleum basins, including the North Sea, Continental Europe, North Africa and the Middle East. He received a Bachelor of Science degree in geology from St. Andrews University and a Ph.D. degree in geology from Glasgow University. After graduation in 1979, he joined Esso Expro UK as a seismic interpreter and later spent the majority of his professional career with ARCO, both in the UK and overseas. He was North Sea Chief Geophysicist for ARCO British Limited, Geophysical Research Manager for ARCO Exploration and Production Technology Company, and Middle East Exploration Manager for ARCO International Oil and Gas Company. David was awarded ARCO’s International Exploration Award in 1993 and 1994 for his contribution to discoveries in the North Sea and Middle East. Following his retirement from ARCO in 2000, David was an officer or director in a number of energy-related companies, including Balli Resources Limited, TransAtlantic North Sea Ltd. and VND Energy 2008 Limited.

Charles (Chas) Michel - Chief Financial Officer

Mr. Michel has over 35 years’ experience in all aspects of finance, accounting and administration in both private and public companies. Mr. Michel holds a BBA from Texas Tech University. He began his career at KPMG in Dallas in 1976 where he was an audit partner from June 1986 to April 1992. Mr. Michel served as Chief Financial Officer of Sfuzzi, Inc. from April 1992 to September 1994 and Dave & Busters, Inc. from October 1994 to November 2001 and was responsible for financial reporting and financing of operations and strategic development. He was Vice President, Chief Accounting Officer and Controller of Trinity Industries, Inc. from December 2001 to April 2009, where he was responsible for all accounting operations and financial reporting. He has been a partner at SeatonHill Partners, LLC since October 2009. SeatonHill Partners, LLC provides professional services to companies on a part-time, interim or project capacity basis. On September 15, 2014, Mr. Michel was appointed Chief Financial Officer of the Company.

William J. (Bill) McFie – Consulting Engineer

With over 40 years of oilfield experience as a petroleum engineer, Mr. McFie has amassed a wealth of experience, both onshore and offshore, with respect to the planning and engineering aspects of exploration. With a Bachelor of Science degree, in chemical engineering from Strathclyde University, Scotland, Mr. McFie began as a petroleum engineer with Amoco, and spent a large portion of his career with Sun International, where he served as international operations manager with postings in Aberdeen, Gabon, London and Argentina. Mr. McFie subsequently served as country manager in Pakistan (for Premier), Namibia (for Ranger Oil) and Yemen (for Nimir Petroleum Services). Mr. McFie then established a U.S. based affiliate for a UK petroleum consulting firm, which endeavor included a 2 year engagement planning operations in Romania and Morocco (for TransAtlantic Petroleum). For the 3 years prior to joining Park Place, Mr. McFie served as operations manager for coal bed methane and conventional fields in the San Juan Basin and Texas (for Red Willow Production Company).

Francis M. Munchinski – Secretary and Treasurer

Mr. Munchinski is an attorney who has been involved in the oil and gas business for more than 30 years. He spent 20 years in private practice, primarily with the law firm of Jenkens & Gilchrist (1986-1998, 2001-2007) and then with Cox Smith (2007-2009), where he specialized in oil and gas law. He served as general counsel for Alliance Resources Plc from 1998 to 2001. In February 2009, he became senior counsel with Denbury Resources Inc. From November 2012 until joining Park Place as its Secretary in November 2013, Mr. Munchinski has worked as an attorney in private practice and as a consultant. Mr. Munchinski received his law degree from the University of Tulsa in 1985. On September 15, 2014, Mr. Munchinski was appointed Treasurer of the Company.

Dr. Art Halleran - Director

Dr. Halleran has been a director since October 4, 2011. Dr. Halleran has a Ph.D. in Geology from the University of Calgary, and has 33 years of international petroleum exploration experience. His international experience includes work in countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran's experience includes work with Petro-Canada, Chevron, Rally Energy, Canacol Energy, United Hunter Oil and Gas Corp. and United Hydrocarbon International Corp. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Previously, Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt), which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as Vice President of Exploration & Development for United Hydrocarbon International Corp., a company with oil interests in Chad, Africa. Dr. Halleran was appointed as a director of the Company to provide technical expertise and oversight to the Dobrudja Basin gas project in Bulgaria. His education and technical experience in the energy sector are valuable to our Company.

Ijaz Khan - Director

Ijaz Khan holds a law degree from Seattle University School of Law. He formerly practiced corporate law with the Law Firm of Mussehl and Khan. He currently serves as Vice President, Special Projects for United Hydrocarbon International Corp. Previously, he was the General Counsel for the Kuwait Gulf Oil Company, a subsidiary of Kuwait’s State Oil Company, Kuwait Petroleum Company. There Mr. Khan was in charge of the team advising on the merger of all the upstream subsidiaries of the Kuwait Petroleum Company and was responsible for negotiating the terms of a master agreement with Saudi Arabia Chevron regarding the shared concession in the Divided Zone between Kuwait and Saudi Arabia. Mr. Khan brings extensive international experience in the oil and gas industry to the Board.

David M. Thompson – Director

Mr. Thompson has 30 years of financial experience in the oil and gas industry. He successfully founded an oil trading company in Bermuda with offices in the U.S. and Europe (Geneva, Moscow and Amsterdam). He was responsible for that company’s production operations in Turkmenistan and successfully raised over $100 million in equity. Mr. Thompson also negotiated the farm-out of a number of company assets. Mr. Thompson is Managing Director of AMS Limited, a Bermuda based Management Company. In the past he served as Founder, President and CEO of Sea Dragon Energy Inc. (TSX:V), Chief Financial Officer of Aurado Energy, Chief Financial Officer of Forum Energy Corporation (OTC), Financial Director of Forum Energy Plc (AIM) and Senior Vice President at Larmag Group of Companies. Mr. Thompson is a Certified Management Accountant (1998). He currently also serves as a Director of United Hydrocarbon International Corp.

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

Our future oil and natural gas reserves, production, and cash flows, if any, are highly dependent upon us successfully exploiting known gas resources and proving reserves. A future increase in our reserves will depend not only on our ability to flow economic rates of natural gas and potentially develop the reserves we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects and technologies for exploitation. There are no absolute guarantees that our future efforts will result in the economic development of natural gas.

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

At December 31, 2014, all of our Bulgarian oil and gas resources are classified as prospective resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

The establishment of proved reserves is subjective and subject to many uncertainties.

In general, estimates of recoverable natural resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates, which have inherent uncertainties, and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable natural resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

We could lose permits or licenses on certain of our properties unless the permits or licenses are extended or we commence production and convert the permits or licenses to production leases or concessions.

Initially, our Bulgarian property will be held in the form of a license agreement. Future properties may be held in the form of permits, leases and/or license agreements that contain expiration dates and specific requirements and stipulations. If our permits or licenses expire, we will lose our right to explore and develop the related properties. If we fail to meet specific requirements of the permits, leases and/or license agreements, we may be in breach and may lose our rights or be liable for damages. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

Currently, all of our operations will be conducted in Bulgaria, and we are subject to political, economic and other risks and uncertainties in this country.

Currently, all of our international operations will be performed in the emerging market of Bulgaria, which may expose us to greater risks than those associated with more developed markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations in Bulgaria or other countries in which we may operate properties in the future:

•	the risk of, and disruptions due to, expropriation, nationalization, war, revolution, election outcomes, economic instability, political instability, or border disputes;

•	the uncertainty of local contractual terms, renegotiation or modification of existing contracts and enforcement of contractual terms in disputes before local courts;

•	the risk of import, export and transportation regulations and tariffs, including boycotts and embargoes;

•	the risk of not being able to procure residency and work permits for our expatriate personnel;

•	the requirements or regulations imposed by local governments upon local suppliers or subcontractors, or being imposed in an unexpected and rapid manner;

•	taxation and revenue policies, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or other payments on revenues;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over foreign operations;

•	laws and policies of the United States and of the other countries in which we may operate affecting foreign trade, taxation and investment, including anti- bribery and anti-corruption laws;

•

the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

There can be no assurance that changes in conditions or regulations in the future will not affect our profitability or ability to operate in such markets.

The Company will comply with regulations adopted in Bulgaria banning fracture stimulation activities, and the inability to conduct such activities in other countries in which we may operate in the future could result in increased costs and additional operating restrictions or delays.

Fracture stimulation is a commonly used process for the completion of oil and natural gas wells and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Recently, there has been increased public concern regarding the potential environmental impact of fracture stimulation activities. Bulgaria has adopted regulations banning all fracture stimulation activities in Bulgaria. Consequently, the Company will not conduct such activities in Bulgaria. The increased attention regarding this process could lead to additional levels of regulation in other countries in which we may operate in the future. The inability of the Company to conduct such activities could cause operational restrictions or delays, or could increase our costs of compliance and doing business. To the extent that our future operations in countries other than Bulgaria will rely on fracture stimulation, the adoption of regulations in such other countries restricting fracture stimulation could impose operational delays, increased operations costs and additional related burdens on our exploration and production activities and could suspend or make it more difficult to perform fracture stimulation, cause a material decrease in the drilling of new wells and related completion activities and increase our costs of compliance and doing business, which could materially impact our business and profitability.

We are subject to foreign currency risks.

Oil and gas operations in Bulgaria will generate revenues in Leva, while expenses will be incurred in Leva, U.S. dollars or Euros. Gas production in Bulgaria will generate Leva or Euros. As a result, any fluctuations of these currencies may result in a change in reported revenues, if any, that our projects could generate if they commence production. Accordingly, our future financial results are subject to risk based on changes to foreign currency rates.

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

Shortages of drilling rigs, equipment, oilfield services and qualified personnel could delay our exploration and development activities and increase the prices that we pay to obtain such drilling rigs, equipment, oilfield services and personnel.

Our industry is cyclical and, from time to time, there may be a shortage of drilling rigs, equipment, oilfield services and qualified personnel in Bulgaria and other countries in which we may operate in the future. Shortages of drilling and workover rigs, pipe and other equipment may occur as demand for drilling rigs and equipment increases, along with increases in the number of wells being drilled. These factors can also cause significant increases in costs for equipment, oilfield services and qualified personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly increase our costs, decrease our cash provided by operating activities, or restrict our ability to conduct the exploration and development activities that we currently have planned and budgeted or that we may plan in the future. In addition, the availability of drilling rigs can vary significantly from region to region at any particular time. An undersupply of drilling rigs in any of the regions in which we may operate may result in drilling delays and higher costs for drilling rigs.

A substantial or extended decline in oil and natural gas prices may adversely affect our ability to meet our future capital expenditure obligations and financial commitments.

Revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we will be able to produce economically. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. The recent decline in oil prices has highlighted the volatility and if oil prices remain at this level for an extended period of time, such lower prices could adversely affect our business, financial condition and results of operations.

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

  market expectations about future prices for oil and natural gas;

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

Our oil and natural gas operations are subject to extensive and complex laws and government regulation, and compliance with existing and future laws may increase our costs or impair our operations.

Our oil and natural gas operations in Bulgaria and other countries in which we may operate in the future will be subject to numerous laws and regulations, including those related to the environment, employment, immigration, labor, oil and natural gas exploration and development, payments to local, foreign and provincial officials, taxes and the repatriation of foreign earnings. If we fail to adhere to any applicable laws or regulations, or if such laws or regulations restrict exploration or production, or negatively affect the sale, of oil and natural gas, our business, prospects, results of operations, financial condition or cash flows may be impaired. We may be subject to governmental sanctions, such as fines or penalties, as well as potential liability for personal injury, property or natural resource damage and might be required to make significant capital expenditures to comply with federal, state or international laws or regulations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could adversely affect our business or operations, or substantially increase our costs and associated liabilities.

In addition, exploration for, and exploitation, production and sale of, oil and natural gas in Bulgaria and other countries in which we may operate in the future are subject to extensive national and local laws and regulations requiring various licenses, permits and approvals from various governmental agencies. If these licenses or permits are not issued or unfavorable restrictions or conditions are imposed on our exploration or drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any licenses or permits, might result in the suspension or termination of operations and subject us to penalties. Our costs to comply with such laws, regulations, licenses and permits are significant.

Specifically, our oil and natural gas operations in Bulgaria and other countries in which we may operate in the future will be subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and/or criminal penalties, incurring investigatory or remedial obligations and the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to comply in all material respects with applicable environmental laws and regulations, there can be no assurance that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability. We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

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

We will be operating in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, both foreign and domestic. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

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

There are numerous permits, approvals, and agreements with third parties that will be necessary in order to enable us to proceed with our exploration, development or production activities and otherwise accomplish our objectives. The government agencies in Bulgaria and other international countries have discretion in interpreting various laws, regulations, and policies governing operations under licenses such as the license we are obtaining in Bulgaria. Further, we may be required to enter into agreements with private surface owners to obtain access to, and agreements for, the location of surface facilities. In addition, because many of the laws governing oil and natural gas operations in Bulgaria and other international countries have been enacted relatively recently, there is only a relatively short history of the government agencies handling and interpreting those laws, including the various regulations and policies relating to those laws. This short history does not provide extensive precedents or the level of certainty that allows us to predict whether such agencies will act favorably toward us. The governments have broad discretion to interpret requirements for the issuance of drilling permits. Our inability to meet any such requirements could have a material adverse effect on our exploration, development or production activities.

Risks Related to Our Common Stock

The value of our common stock may be affected by matters not related to our own operating performance.

The value of our common stock may be affected by matters that are not related to our operating performance and are outside of our control. These matters include the following:

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

  unanticipated operating events that can reduce production or cause production to be shut in or delayed;

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

  the sale of assets;

  our liquidity; and

  our ability to raise additional funds.

In the past, some companies that have experienced volatility in the trading price of their common stock have been the subject of securities class action litigation. We might become involved in securities class action litigation in the future. Such litigation often results in substantial costs and diversion of management’s attention and resources and could have a material adverse effect on our business, financial condition and results of operation.

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and natural gas properties.

Our shareholders may experience dilution as a result of our issuance of additional common stock or the exercise of outstanding options and warrants.

We may enter into commitments in the future that would require the issuance of additional common stock. We may also grant additional share purchase warrants, restricted stock units or stock options. The exercise of share purchase warrants, restricted stock units or stock options and the subsequent resale of common stock in the public market could adversely affect the prevailing market price and our ability to raise equity capital in the future. Any stock issuances from our treasury will result in immediate dilution to existing shareholders.

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

Our stock price is volatile.

Our common stock is traded on the OTC Bulletin Board and the OTCQB. There can be no assurance that an active public market will continue for our common stock, or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to a variety of matters and market conditions.

Our common stock will be subject to the “Penny Stock” Rules of the SEC.

Our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Some brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

A decline in the price of our common stock could affect our ability to raise further working capital and create additional dilution to existing shareholders upon any financings.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity; and if we sell such equity securities at a lower price, such sales could cause excessive dilution to existing shareholders.

We may issue debt to acquire assets.

From time to time our Company may enter into transactions to acquire assets or the stock of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our governing documents do not limit the amount of indebtedness that our Company may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

We may issue additional equity securities without the consent of shareholders. The issuance of any additional equity securities would further dilute our shareholders.

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 45,731,482 shares were issued and outstanding as of March 20, 2015. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

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

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(iii)	$925,000 for the Exploration and Geophysical Work Stage; and
(iv)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,712 based on the exchange rate of .548 Lev to Dollar as of March 20, 2015).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency. An appeals proceeding has been commenced before an administrative judge panel with an initial hearing scheduled for May 15, 2015. The Company is participating in that proceeding as an interested party. The initial term of the License Agreement will not begin until (i) the appeals proceeding has been completed and the decision upheld, and (ii) the Ministry of Economy and Energy has approved the Company’s overall work program and first year annual work program. The Company will continue its data gathering, evaluation and planning during this period.

Reserves Reported to Other Agencies

We have not filed estimates of total in-place resources or proved oil and gas reserves with any other federal authority or agency in the United States, Canada or Bulgaria at this time. The Bulgarian property is currently our only oil and gas prospect. We will file such reports as and when required under applicable regulations after receiving the exploration permit.

Productive Wells and Acreage

We presently have no production from any property currently or during the year ended December 31, 2014.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2014 as awarded in the License Agreement:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria	98,205	98,205
Total:	98,205	98,205

(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

During the years ended December 31, 2014 and 2013, no wells were drilled.

Present Activities

The Company is engaged in data gathering, evaluation and analysis to evaluate the opportunity for the exploration of natural gas and planning future operations on the permit area. The Company is conducting its activities through several contracted service firms in Bulgaria operating in the oil and gas sector. Additionally, the Company has retained experienced consultants in the UK and the United States to provide analysis of the property prospects and to assist in developing an exploration strategy.

The Company has evaluated and identified at least one existing well for re-entry and several potential drilling locations for new wells.

ITEM 3.             LEGAL PROCEEDINGS

We are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated. However, as previously stated, we are participating as an interested party in the appeals proceeding in Bulgaria that pertains to objections filed by various parties regarding the approval of the Company’s overall work program and first year annual work program by the Bulgarian environmental agency. See Item 2 (Properties) above.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006 and the OTCQB since November 16, 2013, and presently trade under the symbol “PKPL”.

2014	High Bid	Low Bid
4th Quarter	$0.37	0.15
3rd Quarter	$0.59	0.23
2nd Quarter	$0.25	0.16
1st Quarter	$0.23	0.15
2013
4th Quarter	$0.25	0.14
3rd Quarter	$0.14	0.08
2nd Quarter	$0.17	0.03
1st Quarter	$0.09	0.03

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 20, 2015, was approximately 145.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common stock. We anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our Board of Directors considers appropriate.

Equity Compensation Plans

Long-Term Incentive Equity Plans

On November 21, 2011, the Company replaced its 2007 Stock Option Plan and adopted its 2011 Stock Option Plan (the “2011 Plan”), which allows for the issuance of options to purchase up to 2,000,000 shares of common stock. A copy of the 2011 Plan was filed on November 25, 2011 on Form 8-K, to which reference should be made for a more complete description of the 2011 Plan. In connection with the adoption of the Company’s 2013 Long-Term Incentive Equity Plan in October 2013, the Company retired the 2011 Plan, but outstanding grants under the 2011 Plan remain subject to the terms of the 2011 Plan.

On October 29, 2013, the Company’s shareholders adopted the Company’s 2013 Long-Term Incentive Equity Plan (the “2013 Plan”). A summary of the principal features of the 2013 Plan, as well as a copy of the 2013 Plan document itself, is available in the Company’s Schedule 14A filed on September 27, 2013, to which reference should be made for a more complete description of the 2013 Plan. The 2013 Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards, and other stock-based awards. Under the 2013 Plan, any employee (including an employee who is also a director or an officer), officer, contractor or outside director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate in the 2013 Plan, except that only employees are eligible to receive incentive stock options. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered under the 2013 Plan is ten percent (10%) of the Company’s authorized and outstanding shares of common stock as determined on the applicable date of grant of an award under the 2013 Plan.

The various types of long-term incentive awards that may be granted under the 2013 Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.

During the years ended December 31, 2014 and 2013, the Company issued 350,000 and 700,000, respectively, of stock options under the 2013 Plan.

The following table provides a summary of the number of stock options outstanding as at December 31, 2014 under both of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders (2011 Plan)	1,050,000	$0.10	Nil
Equity compensation plans approved by security holders (2013 Plan)	1,050,000	$0.23	Variable*

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of March 20, 2015, the 10% rolling maximum is 4,573,148.

Recent Sales of Unregistered Securities

We have reported sales of securities without registration under the Securities Act during our fiscal year ended December 31, 2014 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
8-K	March 11, 2014
8-K	March 24, 2014
8-K	July 30,2014

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2014 and 2013.

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

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Summary
•	Results of Operations
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements
•	Forward-Looking Statements.

Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,712 based on the exchange rate of .548 Lev to Dollar as of March 20, 2015).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency. An appeals proceeding has been commenced before an administrative judge panel with an initial hearing scheduled for May 15, 2015. The Company is participating in that proceeding as an interested party. The initial term of the License Agreement will not begin until (i) the appeals proceeding has been completed and the decision upheld, and (ii) the Ministry of Economy and Energy has approved the Company’s overall work program and first year annual work program. The Company will continue its data gathering, evaluation and planning during this period.

Results of Operations

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful extraction of oil and gas deposits for sale.

Expenses

Our total operating expenses for the year ended December 31, 2014 were $813,161 compared to $697,870 for the year ended December 31, 2013.

Our general and administrative expenses increased to $813,161 for the year ended December 31, 2014 from $696,860 for the year ended December 31, 2013. Our overhead increased due to the retention of more consultants and increased general activity of the Company over last year.

Other Income (Expense)

For the year ended December 31, 2014, other income (expense) was a loss of $59,623 attributable to foreign exchange loss. For the year ended December 31, 2013, other income (loss) was a income of $7,332 primarily driven by a gain on sale of a subsidiary offset by foreign exchange loss and loss on settlement of debt.

Loss

Our net loss for the year ended December 31, 2014 was $872,784 compared to $690,548 for the year ended December 31, 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013

Cash	$1,539,439	$32,782

Working capital (deficit)	1,288,877	(68,364)

Total assets	3,753,896	1,337,914

Total liabilities	268,862	197,777

Shareholders’ equity	$3,485,034	$1,140,137

The increase in the overall liquidity of the Company was due to the issuance of 13,506,430 shares of common stock for net proceeds of $2,981,850.

Cash Used in Operating Activities

We used net cash of $592,778 in operating activities for the year ended December 31, 2014 compared to $399,195 for the year ended December 31, 2013 primarily due to a greater loss for year ended December 31, 2014.

Cash Used In Investing Activities

Net cash used for investing activities in the year ended December 31, 2014 was $882,793 compared to $833,439 for the year ended December 31, 2013.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. In the year ended December 31, 2014, we received cash of $2,981,850 as a result of proceeds from the sale of our common stock compared to $1,253,286 for the year ended December 31, 2013.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $1,200,000 to pursue our plan of operations over the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Based Compensation

We have a stock-based compensation plan covering employees, consultants and our directors. See Notes 5,6 and 7 of the Notes to the Consolidated Financial Statements.

Contractual Obligation and Commercial Commitments

See the Executive Summary of this MD&A relating to our commitment under the Bulgarian License.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

PARK PLACE ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Park Place Energy Corp. (the “Company”)

We have audited the accompanying consolidated balance sheet of Park Place Energy Corp. as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Park Place Energy Corp.

We have audited the accompanying consolidated balance sheet of Park Place Energy Corp. and subsidiaries (the “Company”), as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for the year ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
March 31, 2015

Dallas, Texas

PARK PLACE ENERGY CORP.
Consolidated balance sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets

Cash	$1,539,439	$32,782
Receivables	6,307	91,375
Prepaid expenses and deposits	11,993	5,256

Total current assets	1,557,739	129,413

Restricted cash	–	2,300
Oil and gas properties	2,196,157	1,206,201

Total assets	$3,753,896	$1,337,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities	$268,862	$197,777
Total liabilities	268,862	197,777

Commitments and contigencies

Stockholders’ equity

Common stock
Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 45,624,427 and 32,063,447 shares, respectively	456	321

Additional paid-in capital	17,072,916	13,748,758

Stock subscriptions and stock to be issued	46,116	153,286

Accumulated other comprehensive gain	558	-

Accumulated deficit	(13,635,012)	(12,762,228)

Total stockholders’ equity	3,485,034	1,140,137

Total liabilities and stockholders’ equity	$3,753,896	$1,337,914

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated statements of operations
(Expressed in U.S. dollars)

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Expenses

Depreciation	$–	$1,010
General and administrative	813,161	696,860

Total expenses	813,161	697,870

Loss before other income (expense)	(813,161)	(697,870)

Other income (expense)

Foreign exchange loss	(59,623)	(8,049)
Gain on sale of subsidiary	–	19,775
Loss on settlement of debt	–	(3,414)
Loss on disposal of property and equipment	–	(990)

Total other income (expense)	(59,623)	7,322

Loss before income taxes	(872,784)	(690,548)

Income taxes	–	–

Net loss for the period	$(872,784)	$(690,548)

Loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding	39,749,796	24,598,535

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated statements of comprehensive loss
(Expressed in U.S. dollars)

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Net loss	$(872,784)	$(690,548)
Other comprehensive income:
Foreign currency cumulative translation adjustment	558	-
Comprehensive loss for the year	$(872,226)	$(690,548)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated statements of stockholders’ equity
(Expressed in U.S. dollars)

				Stock	Accumulated
			Additional	subscriptions	Other
	Common Stock		paid-in	and stock to	Comprehensive	Accumulated
	Shares	Amount	capital	be issued	Income	Deficit	Total

Balance, December 31, 2012	20,667,581	$207	$12,406,065	$–	$–	$(12,071,680)	$334,592
Issuance of common stock for cash	11,000,000	110	1,099,890	–	–	–	1,100,000
Issuance of common stock for settlement of debt	75,866	1	9,103	–	–	–	9,104
Issuance of common stock for consulting services	320,000	3	21,597	–	–	–	21,600
Share subscriptions received	–	–	–	153,286	–	–	153,286
Stock-based compensation expense	–	–	212,103	–	–	–	212,103
Net loss	–	–	–	–	–	(690,548)	(690,548)
Balance, December 31, 2013	32,063,447	321	13,748,758	153,286	–	(12,762,228)	1,140,137
Issuance of common stock for cash	13,506,430	135	3,150,651	(153,286)	–	–	2,997,500
Issuance of common stock for consulting services	32,800	–	2,624	–	–	–	2,624
Stock issuance costs	–	–	(15,650)	–	–	–	(15,650)
Stock-based compensation expense	–	–	84,474	46,116	–	–	130.590
Restricted stock granted for services	–	–	102,059	–	–	–	102.059
Issuance of common stock upon vesting of restricted stock units	21,750	–	–	–	–	–	–
Currency translation adjustment	–	–	–	–	558	–	558
Net loss	–	–	–	–	–	(872,784)	(872,784)
Balance, December 31, 2014	45,624,427	$456	$17,072,916	$46,116	$558	$(13,635,012)	$3,485,034

See accompanying notes to the consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Operating activities
Net loss	$(872,784)	$(690,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	1,010
Gain on sale of subsidiary	–	(19,775)
Loss on settlement of debt	–	3,414
Loss on disposal of property and equipment	–	990
Stock-based compensation	130,590	212,103
Changes in operating assets and liabilities:
Receivables	85,068	(86,583)
Prepaid expenses and deposits	(6,737)	8,716
Accounts payable and accrued liabilities	71,085	170,778
Due to/from related parties	–	700
Net cash used in operating activities	(592,778)	(399,195)
Investing activities
Restricted cash	2,300	6,325
Oil and gas properties expenditures	(885,273)	(839,764)
Net cash used in investing activities	(882,973)	(833,439)
Financing activities
Proceeds from issuance of common stock	2,997,500	1,100,000
Share issuance costs	(15,650)	-
Stock subscriptions received	-	153,286
Net cash provided by financing activities	2,981,850	1,253,286

Effect of exchange rate changes on cash and cash equivalents	558	-
Change in cash	1,506,657	20,652
Cash, beginning of year	32,782	12,130
Cash, end of year	$1,539,439	$32,782

Non-cash investing and financing activities:
Common stock issued to settle debt	$–	$9,104
Stock subscriptions received	(153,286)	-
Issuance of common stock for consulting services	2,624	-
Issuance of common stock upon vesting of restricted stock units	102,059	21,600

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Business

Park Place Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on August 27, 2004 under the name ST Online Corp. On July 30, 2007, the Company acquired Park Place Energy (Canada) Inc. and changed its name. The Company is in the business of acquiring and exploring oil and gas properties. On December 30, 2013, the Company disposed Park Place Energy (Canada) Inc. The Company has not produced significant revenue from its principal business.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements for 2014 include the accounts of the Company and its wholly owned subsidiary, BG Exploration EOOD, a company incorporated under the laws of Bulgaria. For 2013 the accounts of the Company also included Park Place Energy (Canada) Inc. until its date of disposal. All inter-company transactions and balances have been eliminated upon consolidation.

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

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the assets will more likely than not be sold or disposed significantly before the end of their estimated useful life. Recoverability is assessed based on the carrying amount of the assets and their fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the assets, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount of the assets is not recoverable and exceeds fair value.

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

The capitalized costs (less accumulated depletion and depreciation in each cost center) are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs, less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centers, is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centers less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

(f)	Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset that is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). The Company does not have any significant asset retirement obligations.

(g)	Financial Instruments and Fair Value Measures

ASC 820 (“Fair Value Measurements and Disclosures”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, receivables, and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)	Income Taxes

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

As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. During the years ended December 31, 2014 and 2013, the Company recognized penalties of $0 and $120,000, respectively, in general and administrative expense. The Company’s tax years 2011 and forward remain open for review.

(i)	Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and other comprehensive income. The functional currency of our Bulgarian operations is considered to be the Bulgarian Lev.

(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718 (“Compensation – Stock Compensation”) using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

(k)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 ("Earnings per Share"), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2014 and 2013, the Company had 13,987,422 and 12,800,000 potentially dilutive shares outstanding, respectively.

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss.

(m)	Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that any other new accounting pronouncements have been issued that might have a material impact on its financial position or results of operations.

3.	Sale of Park Place Energy (Canada) Inc.

On December 30, 2013, the Company completed the sale of its wholly-owned subsidiary Park Place Energy (Canada) Inc. to a non-related party for proceeds of $10, resulting in a gain of $19,775 on sale of subsidiary.

Property and equipment	$3,364
Accounts payable	(23,129)
Net liabilities sold	(19,765)
Cash proceeds received	10
Gain on sale of subsidiary	$19,775

4.	Oil and Gas Properties

	December 31,	December 31,
	2014	2013
Unproven properties
Bulgaria	$2,196,157	$1,206,201

The Company holds a 98,205 acre oil and gas exploration claim in the Dobrudja Basin located in northeast Bulgaria (the “Block”). The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation, which includes five wells, and additional testing and work. The Company intends to commence its work program efforts in 2015.

5.	Common Stock

(a)	On January 14, 2013, the Company increased its authorized capital to 250,000,000 shares of common stock with no change in par value.

(b)	On May 1, 2013, the Company issued 200,000 shares of common stock with a fair value of $12,000 for consulting fees that was recorded in oil and gas properties.

(c)

On May 22, 2013, the Company issued 75,866 shares of common stock with a fair value of $9,103 to settle accounts payable of $5,690 to a company controlled by a director of the Company. This resulted in a loss on settlement of debt of $3,414.

(d)	On August 19, 2013, the Company issued 120,000 shares of common stock with a fair value of $9,600 for consulting fees that was recorded in oil and gas properties.

(e)

On August 30, 2013, the Company issued 11,000,000 units at a price of $0.10 per unit for proceeds of $1,100,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at a price of $0.20 per share expiring on August 29, 2016.

(f)

As of December 31, 2013, the Company had received subscriptions for 766,430 shares of common stock at a price of $0.20 per share for proceeds of $153,286, which is included in stock subscriptions received.

(g)	During the year ended December 31, 2014, the Company issued 13,506,430 shares of common stock for proceeds of $2,997,500.

(h)

During the year ended December 31, 2014, the Company issued 32,800 shares of common stock with a fair value of $2,624. The services were valued based on the fair market value of the shares exchanged, which approximate the fair market value of the services received.

(i)	During the year ended December 31, 2014, the Company issued 21,750 share of common stock upon the vesting of restricted stock units.

6.	Stock Options

The Company has issued stock options (and other stock-based awards) pursuant to two equity plans, the 2013 Long-Term Incentive Plan (the “2013 LTIP”) and the 2011 Stock Option Plan (which was replaced by the 2013 LTIP). The 2013 LTIP permits grants of stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Under the 2013 LTIP, the maximum number of shares of authorized stock that may be delivered is 10% of the total number of shares of common stock issued and outstanding of the Company as determined on the applicable date of grant of an award under the 2013 LTIP. Under the 2013 LTIP, the exercise price of each option (or other stock-based award) shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option (or other stock-based award) shall be specified by the Board of Directors at the time of grant. The maximum term of options (or other stock-based award) granted is ten years or such lesser time as determined by the Board of Directors at the time of grant.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
	Number	exercise	fair value	intrinsic
	of options	price	price	value
Outstanding, December 31, 2012	300,000	$0.10	$0.09
Granted	1,500,000	0.16	0.14
Outstanding, December 31, 2013	1,800,000	0.15	0.13
Granted	350,000	0.24	0.20
Expired	(50,000)	0.10	0.09
Outstanding, December 31, 2014	2,100,000	0.17	0.14	$-

Additional information regarding stock options as of December 31, 2014, is as follows:

	Outstanding			Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number of	contractual	average	Number of	average
exercise prices	shares	life (years)	exercise price	shares	exercise price
$ 0.10	1,050,000	2.7	$ 0.10	1,000,000	$ 0.10
0.20	100,000	2.0	0.20	50,000	0.20
0.23-0.235	850,000	1.9	0.23	825,000	0.23
0.28	100,000	2.6	0.28	50,000	0.28
	2,100,000	2.3	$ 0.17	1,925,000	$ 0.16

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2014	2013
Risk-free interest rate	0.81%	.91%
Expected life (in years)	3.0	3.8
Expected volatility	173%	188%

The fair value of stock options vested during the year ended December 31, 2014 and 2013 was $60,429 and $212,103, respectively, that was recorded as stock-based compensation and included in general and administrative expenses. The weighted average fair value of stock options granted during the year ended December 31, 2014 and 2013 was $0.20 and $0.15 per option, respectively. At December 31, 2014, the Company had $25,000 in unrecognized compensation expense related to stock options that will be expensed through January 2017.

7.	The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
	Number of	exercise
	warrants	price	Expire
Balance, December 31, 2012	–	–

Issued	11,000,000	$0.20
Balance, December 31, 2013	11,000,000	0.20
Balance, December 31, 2014	11,000,000	0.20	2016

8.	Restricted Stock Units

During 2014, the Company granted restricted stock units (“RSUs”) with vesting periods ranging from one month to sixteen months. Officers of the Company were granted 443,467 RSUs with a fair value of $101,798. Expense related to RSUs is recognized ratably over the vesting period.

	Number of	Weighted
	restricted stock	average fair
	units	value per award
Balance, December 31, 2013	–	–
Issued	1,082,122	$0.26
Vested	(194,700)	0.28
Balance, December 31, 2014	887,442	$0.25

At December 31, 2014 unrecognized compensation expense related to RSUs totaled $76,311 that will be recognized over a weighted average period of 0.9 years. The total fair value of shares vested and released during fiscal year 2014 was $54,516.

9.	Related Party

	(a)	During the year ended December 31, 2013, the Company incurred management and consulting fees of $13,000 to a company controlled by the former President of the Company.

(b)

During the year ended December 31, 2013, the Company incurred oil and gas consulting costs of $29,250 and management fees of $22,750 to a company controlled by the President of the Company, of which $13,773 was included in accounts payable and accrued liabilities as at December 31, 2013. The amount owing is non-interest bearing, unsecured, and due on demand.

	(c)	During the year ended December 31, 2013, the Company incurred wages of $20,879 to the Chief Financial Officer of the Company.

(d)

During the year ended December 31, 2013, the Company incurred management and consulting fees of $16,813 to the Corporate Secretary, of which $7,250 was included in accounts payable and accrued liabilities as at December 31, 2014. The amount owing is non-interest bearing, unsecured, and due on demand.

(e)	During the year ended December 31, 2013, the Company incurred oil and gas consulting costs of $71,765 to a company controlled by the Vice President of Exploration of the Company.

(f)	During the year ended December 31, 2013, the Company incurred accounting fees of $11,273 to a company controlled by the Treasurer of the Company.

(g)	During the year ended December 31, 2013, the Company granted 700,000 stock options with a fair value of $136,319 to officers and directors of the Company.

10.	Commitments

(a)

On September 1, 2013, the Company entered into an agreement with a consultant whereby the Company was to pay the consultant Cdn$7,500 per month, increasing to Cdn$10,000 per month when the Company raised at least Cdn$10,000,000 in financing, for a period of two years. The Company had the right to terminate this agreement after the expiration of one year if the Company had not secured a financing of at least Cdn$10,000,000 during the first year of this agreement. On August 1, 2014, the Company and the consultant entered into a termination agreement under which this consulting agreement terminated as of December 31, 2014. In lieu of any and all termination fees payable under the consulting agreement, the Company granted 164,700 RSUs. Such RSUs vested on December 31, 2014, but were not issued.

(b)

On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term will renew on a month-to- month basis thereafter. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such consulting fees being deferred and paid in RSUs to the President of the Company through and including the month that a Phase I Capital Raise transaction is completed by the Company not later than March 31, 2016, at which time the deferral ends. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. Phase I Capital Raise is defined as the following:

(i)	Raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or
(ii)	A farm out or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

If the Phase I Capital Raise is completed on or before March 31, 2016, the President would also be issued 300,000 fully vested RSUs, which will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested RSUs upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of $10,000,000 or more in addition to the first $10,000,000 of equity financing, the Company will issue the President 250,000 fully vested RSUs upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise.

11.	Segmented Information

The Company’s operations are in the resource industry in Canada and Bulgaria. Geographical information is as follows:

December 31, 2014
	Canada	Bulgaria	Total
Oil and gas properties	$–	$2,195,157	$2,196,157

December 31, 2013
	Canada	Bulgaria	Total
Restricted cash	$2,300	$–	$2,300
Oil and gas properties	–	1,206,201	1,206,201

12.	Income Taxes

The Company has net operating losses carried forward of $9,873,512 available to offset taxable income in future years which expires beginning in fiscal 2014.

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
Income tax at statutory rate	$(296,747)	$(234,786)
Permanent differences and other	810	88,366
Removal of losses from disposal of subsidiary	–	3,199,681
Valuation allowance change	295,937	(3,053,261)
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating losses carried forward	$3,356,994	$1,309,952
Oil and gas properties	125,566	125,566
Stock compensation expense	44,401	-
Property and equipment	377	377
Total deferred income tax assets	3,527,338	1,435,895
Valuation allowance	(3,527,338)	(1,435,895)
Net deferred income tax asset	$–	$–

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

In connection with the ongoing transition of the primary offices and operations Company to Dallas, Texas, effective December 15, 2014, the Board of Directors of the Company dismissed Saturna Group Chartered Accountants LLP (“Saturna”) as the independent auditors for the Company and its subsidiaries.

Saturna’s report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of Saturna on the consolidated financial statements of the Company for either of the past two years and through December 15, 2014 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through December 15, 2014: (i) there have been no disagreements with Saturna on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Saturna, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) Saturna did not advise the Company of any of the events requiring reporting in the Form 8-K filed on December 16, 2014.

Effective December 15, 2014, the Board of Directors ratified and approved the Company’s engagement of Whitley Penn LLP (“WP”) as independent auditors for the Company and its subsidiaries.

During the years ended December 31, 2013 and 2012 and through December 15, 2014, neither the Company nor anyone on its behalf consulted with WP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

ITEM 9A.           CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, other than those mentioned above, that occurred during the last quarter of our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectivemess to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Intergrated Framework". Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.           OTHER INFORMATION

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as at December 31, 2014:

Name	Current Office with Company	Since
Scott C. Larsen	President, Chief Executive Officer and Director	October 29, 2013 (Director); November 1, 2013 (President and CEO)

Ijaz Kahn	Director	October 29, 2013

Art Halleran	Director	October 4, 2011

David M. Thompson	Director	October 29, 2013

Charles Michel	Chief Financial Officer	September 15, 2014

A description of the business background of our directors and executive officers is set out in Item 1 under “Employees and Directors”.

Term of Office

All of our directors hold office until the next annual shareholders meeting or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no employees; all officers of the Company are acting on a consultant basis.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors, and from the following 10% shareholders: Parvez Tyab Family Trust, Aura Oil Holdings Ltd., and Century House Holdings Ltd. During the fiscal year ended December 31, 2014, these filings were made on a timely basis by our executive officers, directors and 10% shareholders, except as follows: Taisiia Popova (2 late reports), Scott Larsen (2 late reports), Arthur Halleran (2 late reports, 3 late transactions), Ijaz Khan (1 late report), David Thompson (2 late reports), Century House Holdings Ltd. (7 late reports, 22 late transactions), Aura Oil Holdings Ltd. (2 late reports, 7 late transactions), and Parvez Tyab Family Trust (2 late reports). Two other shareholders who were 10% shareholders during 2014 according to the Company’s records (but are not 10% shareholders as of December 31, 2014) have not filed a Form 3 reporting their ownership nor have they filed any other Section 16(a) forms: Cardaro Holdings Ltd. and World Upstream Energy DMMC.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2014;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2014, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2014;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Scott C. Larsen President & CEO(2)	2014 2013	$156,000 $37,000	- $15,000	$45,529 $12,000	- $80,873	- -	- -	- -	$201,529 $144,873
Taisiia Popova CFO (2)	2014 2013	$31,875 $20,879	$2,000 -	$4,200 -	- -	- -	- -	- -	$38,075 $20,879
Charles Michel CFO (2)	2014	$38,300	-	-	-	-	-	-	$38,300

Notes

(1)	This column represents the grant date fair value of stock options (or other stock-based awards) granted.
(2)

Ms. Popova was the CEO of the Company in 2013 until Mr. Larsen’s appointment as CEO on November 1, 2013. Ms. Popova was the CFO of the Company in 2014 until Mr. Michel’s appointment as CFO on September 15, 2014.

Outstanding Equity Awards as of December 31, 2014

The following table summarizes the outstanding equity awards as of December 31, 2014 for each of our Named Executive Officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
						-	-	-	-
Scott C. Larsen*	600,000 400,000	-	-	0.23 0.10	4-30-2018 10-30-2016	- - -	- - -	- - 203,571	- - 45,529
Taisiia Popova	-	-	-	-	-	-	-	-	-

*Held through Larsen Energy Consulting Inc.

Compensation of Directors

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ijaz Kahn	100,000 50,000	- -	- -	0.23 0.235	10-31-2016 1-1-2017	- -	- -	- -	- -
Arthur Halleran	300,000 50,000 50,000	- - -	- - -	0.10 0.23 0.235	11-20-2016 10-31-2016 1-1-2017	- - -	- - -	- - -	- - -
David Thompson	100,000 50,000	- -	- -	0.23 0.235	10-31-2016 1-1-2017	- -	- -	- -	- -

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term will renew on a month-to-month basis thereafter. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such consulting fees being deferred and paid in RSUs to the President of the Company through and including the month that a Phase I Capital Raise transaction is completed by the Company not later than March 31, 2016, at which time the deferral ends. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. Phase I Capital Raise is defined as the following:

(iii)	Raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or
(iv)	A farm out or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

There are no other employment contracts or related arrangements with our executive officers.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2014 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

  each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 45,624,427 shares of common stock outstanding as of December 31, 2014.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2014, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, and (ii) Charles Michel, the CFO of the Company, does not own any Company common stock and therefore is not listed below.

	As of December 31, 2014
Name and Address of Beneficial Owner	Shares	Percent(1)

Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	9,234,605 (2)	19.3

Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	6,963,100 (2)	15.2

Cardaro Holdings Ltd. 753 Cardero Street, Vancouver, BC, Canada	4,000,000 (2)	8.4

Century House Holdings Limited 2nd Floor 25 Church Street Hamilton, Bermuda	11,467,533 (2)	23.3

World Upstream Energy DMMC PO Box 76326, Dubai, UAE	4,000,000 (2)	8.4

Scott C. Larsen 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	2,200,000 (2)(3)	4.7

Arthur Halleran 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	400,000 (2)	0.9

Ijaz Kahn 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	650,000 (2)	1.4

David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	750,000 (2)	1.6

Named Executive Officers and Directors as a Group	4,000,000 (2) (3)	8.3

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31,2014.

(2)

Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 2,200,000 warrants; Aura Oil Holdings Ltd. – 300,000 warrants; Cardaro Holdings Ltd – 2,000,000 warrants; Century House Holdings Limited – 3,500,000 warrants; World Upstream Energy DMMC – 2,000,000 warrants; Scott C. Larsen – 500,000 warrants and 1,000,000 options; Arthur Halleran – 400,000 options; Ijaz Khan - 250,000 warrants and 150,000 options; David Thompson – 250,000 warrants and 150,000 options. Each warrant is exercisable into one share of the Company’s common stock for a period of 36 months from August 30, 2013 at a price of $0.20 per share.

(3)	Includes 600,000 options held by Larsen Energy Consulting Inc.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described herein, since the beginning of our last two fiscal years, none of our directors, executive officers or principal shareholders, nor any associate or affiliate of the foregoing, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties.

Compensatory Arrangements
Compensation to all officers of the Company is paid through consulting agreements described under “Executive Compensation.” We have no other transactions, directly or indirectly, with our promoters, directors, executive officers, which have materially affected or will materially affect us.

Director Independence
Directors Halleran, Thompson and Khan are considered independent directors under SEC rules and as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Director Larsen is not considered an independent director under those rules.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the ongoing transition of the primary offices and operations of Company to Dallas, Texas, effective December 15, 2014, the Board of Directors of the Company dismissed Saturna Group Chartered Accountants LLP (“Saturna”) as the independent auditors for the Company and its subsidiaries.

Saturna performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2014 and December 31, 2013:

Audit Fees

2014	2013
Usd$35,340	Cdn$33,900

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by Saturna in connection with statutory and regulatory filings or engagements.

Audit Related Fees

2014	2013
None	None

Tax Fees

2014	2013
None	Cdn$9,000

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2014	2013
None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire Board of Directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our Company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor that are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law.

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
Date: March 31, 2015

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PARK PLACE ENERGY CORP.

By:	/s/ Scott C. Larsen
Scott C. Larsen
President, Chief Executive Officer and a Director
Date: March 31, 2015

By:	/s/ Ijaz Kahn
Ijaz Kahn
Director
Date: March 31, 2015

By:	/s/ David Thompson
David Thompson
Director
Date: March 31, 2015

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: March 31, 2015

By:	/s/ Charles Michel
Charles Michel
Chief Financial Officer
Date: March 31, 2015