Form 10-Q
period 2015-03-31
Park Place Energy Corp.
filed 2015-05-14
CIK 1310982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,731,482 shares of common stock as of May 11, 2015.

PARK PLACE ENERGY CORP.

Form 10-Q

Table of Contents

PART I

Item 1. Financial Statements
PARK PLACE ENERGY CORP.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$1,131,725	$1,539,439
Receivables	3,449	6,307
Prepaid expenses and deposits	13,289	11,993
Total current assets	1,148,463	1,557,739
Oil and gas properties	2,398,634	2,196,157
Total assets	$3,547,097	$3,753 896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$231,365	$268,862
Total liabilities	231,365	268,862
Commitments and contingencies
Stockholders’ equity
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 45,731,482 and 45,624,427 shares, respectively	457	456
Additional paid-in capital	17,214,606	17,072,916
Stock to be issued	-	46,116
Accumulated other comprehensive gain	1,201	558
Accumulated deficit	(13,900,532)	(13,635,012)
Total stockholders’ equity	3,315,732	3,485,034
Total liabilities and stockholders’ equity	$3,547,097	$3,753,896

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2015	2014
Expenses
General and administrative	$216,431	$173,685
Total expenses	216,431	173,685
Loss before other expenses	(216,431)	(173,685)
Other expenses
Foreign exchange loss	(49,089)	(3,746)
Total other expenses	(49,089)	(3,746)
Net loss for the period	$(265,520)	$(177,431)
Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding	45,725,535	33,368,193

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three months ended March 31,
	2015	2014

Net loss for the period	$(265,520)	$(177,431)
Other comprehensive income:
Foreign currency cumulative translation adjustment	643	–
Comprehensive loss for the period	$(264,877)	$(177,431)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated Statement of Stockholders’ Equity

					Accumulated
					other
	Common Stock		Additional	Stock to	comprehensive	Accumulated
	Shares	Amount	paid-in capital	be issued	income	deficit	Total
Balance, December 31, 2014	45,624,427	$456	$17,072,916	$46,116	$558	$(13,635,012)	$3,485,034
Issuance of restricted shares	107,055	1	46,115	(46,116)	-	-	-
Stock-based compensation expense	-	-	10,375	-	-	-	10,375
Restricted stock granted for oil and gas properties	-	-	85,200	-	-	-	85,200
Currency translation adjustment	-	-	-	-	643	-	643
Net loss	-	-	-	-	-	(265,520)	(265,520)
Balance, March 31, 2015	45,731,482	$457	$17,214,606	$–	$1,201	$(13,900,532)	$3,315,732

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Consolidated statements of cash flows
(unaudited)

	Three months ended
	March 31,
	2015	2014
Operating activities
Net loss for the period	$(265,520)	$(177,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,375	38,320
Changes in operating assets and liabilities:
Receivables	2,858	5,955
Prepaid expenses and deposits	(1,296)	4,056
Accounts payable and accrued liabilities	(57,175)	(12,021)
Net cash used in operating activities	(310,758)	(141,121)
Investing activities
Oil and gas properties expenditures	(97,599)	(155,448)
Net cash used in investing activities	(97,599)	(155,448)
Financing activities
Proceeds from issuance of common stock / stock subscriptions received	–	742,500
Net cash provided by financing activities	–	742,500
Effect of exchange rate changes on cash and cash equivalents	643	-
Change in cash	(407,714)	445,931
Cash, beginning of period	1,539,439	32,782
Cash, end of period	$1,131,725	$478,713
Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$19,678	$53,065
Restricted stock granted for oil and gas properties	$85,200	$–
Stock to be issued	$46,116	$–

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Summary of Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Corp. and its consolidated subsidiary (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2014.

(b) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Oil and Gas Properties

	March 31,	December 31,
	2015	2014
Unproven properties
Bulgaria	$2,398,634	$2,196,157

The Company holds a 98,205 acre oil and gas exploration permit in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation, which includes five wells, and additional testing and work. The Company intends to commence its work program efforts once it receives all regulatory approvals of its work programs.

3.	Common Stock

In January 2015, the Company issued 107,055 shares of common stock upon the vesting of restricted stock units.

4.	Stock Options

The following table summarizes the Company’s stock options as of March 31, 2015.

Weighted
		average	Weighted	Aggregate
	Number	exercise	average	intrinsic
	of options	price	fair value	value

Outstanding, December 31, 2014	2,100,000	$0.17	$0.14

Granted	-	-	-
Expired	-	-	-
Outstanding, March 31, 2015	2,100,000	0.17	0.14	$42,000

Additional information regarding stock options as of March 31, 2015, is as follows:

	Outstanding			Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of	Number of	contractual life	average	Number of	average
exercise prices	shares	(years)	exercise price	shares	exercise price
$ 0.10	1,050,000	2.5	$0.10	1,000,000	$0.10
0.20	100,000	1.8	0.20	50,000	0.20
0.23-0.235	850,000	1.6	0.23	825,000	0.23
0.28	100,000	2.3	0.28	50,000	0.28
	2,100,000	2.1	$0.17	1,925,000	$0.16

The fair value of stock options vested during the three months ended March 31, 2015 and 2014 was $0 and $38,320, respectively, which was recorded as stock-based compensation and charged to operations.

Subsequent to March 31, 2015, the Company granted 150,000 stock options at an exercise price of $0.14 per share to directors of the Company. Such option agreements are their annual compensation.

5.	Restricted Stock Units

During three months ended March 31, 2015, the Company granted restricted stock units (“RSUs”) with a vesting period of nineteen months. Officers of the Company were granted 147,107 RSUs with a fair value of $20,595. Expense related to RSUs is recognized ratably over the vesting period.

	Number of	Weighted average
	restricted stock	fair value per
	units	award
Balance, December 31, 2014	887,422	$0.25

Issued	386,571	0.14
Vested	-	-
Balance, March 31, 2015	1,273,993	$0.22

During the three months ended March 31, 2015 and 2014, stock compensation expense related to vested restricted stock units was $10,375 and $0, respectively. During the three months ended March 31, 2015, $85,200 related to grants of restricted stock were charged to oil and gas properties ($0 for the prior year period).

At March 31, 2015 unrecognized compensation expense related to RSUs totaled $33,170 that will be recognized over a weighted average period of approximately 1.0 year.

6.	Segmented Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

7.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
Benefit at statutory rate	$(90,277)	$(60,327)
Permanent differences and other	161	-
Valuation allowance change	90,116	60,327
Income tax provision	$–	$–

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

  Executive Summary
  Results of Operations
  Liquidity and Capital Resources
  Recent Accounting Pronouncements
  Forward-Looking Statements.

Our MD&A should be read in conjunction with our unaudited financial statements of Park Place Energy Corp. ("Park Place", Company", “we”, and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company holds a 98,205 acre oil and gas exploration permit in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation, which includes five wells, and additional testing and work.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency. An appeals proceeding has been commenced before an administrative judge panel with an initial hearing scheduled for May 20, 2015. The Company is participating in that proceeding as an interested party. The initial term of the License Agreement will not begin until (i) the appeals proceeding has been completed and the decision upheld, and (ii) the Ministry of Economy and Energy has approved the Company’s overall work program and first year annual work program. The Company will continue its data gathering, evaluation and planning during this period.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the quarters ended March 31, 2015 and 2014, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful exploration of oil and gas assets.

Expenses

Our general and administrative expenses increased to $216,431 for the three months ended March 31, 2015 from $173,685 for the three months ended March 31, 2014. Our overhead increased due to the retention of more consultants and increased general activity of the Company over the last year.

Other Expense

For the three months ended March 31, 2015, other expense was a loss of $49,089 attributable to foreign exchange loss. For the three months ended March 31, 2014, other expense was a loss of $3,746 due to a foreign exchange loss.

Loss

Our net loss for the three months ended March 31, 2015 was $265,520 compared to a loss of $177,431 for the three months ended March 31, 2014. The increase in net loss was a result of the increase in expenses described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2015	December 31,
	(Unaudited)	2014
Cash	$1,131,725	$1,539,439
Working capital	917,098	1,288,877
Total assets	3,547,097	3,753,896
Total liabilities	231,365	268,862
Shareholders’ equity	3,315,732	3,485,034

Cash Used in Operating Activities

We used net cash of $310,758 in operating activities for the three months ended March 31, 2015 compared to $141,121 for the three months ended March 31, 2014 primarily due increased activities relating to the appeals of the work programs in Bulgaria for the three months ended March 31, 2015.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $97,599 compared to net cash use of $155,448 for the three months ended March 31, 2014. This decrease was due to decreased expenditures on the Bulgarian project.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. We did not have any common stock sales during the first quarter of 2015. For the three months ended March 31, 2014, cash provided by financing activities was $742,500.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $990,000 to pursue our plan of operations for the remainder of 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

See Executive Summary section above for information about the Company’s contractual obligations.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

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

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any legal proceedings and we are unaware of any pending proceedings, except that the Company is a participant as an interested party in opposition to the appeals that have been filed in Bulgaria against the Bulgarian environmental agency that approved the Company’s overall work program and first year annual work program.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company. See risk factors described in Item 1A of the Company’s most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.07	Second Amendment to the Larsen Energy Consulting Inc. Agreement dated March 27, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: May 13, 2015

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2015