Form 10-Q
period 2015-06-30
Park Place Energy Corp.
filed 2015-08-14
CIK 1310982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,731,482 shares of common stock as of August 10, 2015.

PARK PLACE ENERGY CORP.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY CORP.

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$792,178	$1,539,439
Receivables	3,666	6,307
Prepaid expenses and deposits	28,193	11,993

Total current assets	824,037	1,557,739
Oil and gas properties	2,508,759	2,196,157
Note receivable	38,570	—

Total assets	$3,371,366	$3,753,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$183,346	$268,862

Total liabilities	183,346	268,862

Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 45,731,482 and 45,624,427 shares, respectively	457	456
Additional paid-in capital	17,270,587	17,072,916
Stock to be issued	—	46,116
Accumulated other comprehensive gain	1,079	558
Accumulated deficit	(14,084,103)	(13,635,012)

Total stockholders’ equity	3,188,020	3,485,034

Total liabilities and stockholders’ equity	$3,371,366	$3,753,896

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expenses
General and administrative	$194,588	$193,786	$411,019	$367,471

Total expenses	194,588	193,786	411,019	367,471

Loss before other expenses	(194,588)	(193,786)	(411,019)	(367,471)

Other income (expenses)
Foreign exchange gain (loss)	11,017	(5,337)	(38,072)	(9,083)

Total other income (expenses)	11,017	(5,337)	(38,072)	(9,083)

Net loss for the period	$(183,571)	$(199,123)	$(449,091)	$(376,554)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	45,731,482	36,579,877	45,728,525	34,982,907

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss for the period	$(183,571)	$(199,123)	$(449,091)	$(376,554)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(122)	—	521	—

Comprehensive loss for the period	$(183,693)	$(199,123)	$(448,570)	$(376,554)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional	Stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	paid-in capital	be issued	income	deficit	Total
Balance, December 31, 2014	45,624,427	$456	$17,072,916	$46,116	$558	$(13,635,012)	$3,485,034
Issuance of restricted shares	107,055	1	46,115	(46,116)	—	—	—
Stock-based compensation expense	—	—	44,189	—	—	—	44,189
Restricted stock issued for oil and gas properties	—	—	107,367	—	—	—	107,367
Currency translation adjustment	—	—	—	—	521	—	521
Net loss	—	—	—	—	—	(449,091)	(449,091)

Balance, June 30, 2015	45,731,482	$457	$17,270,587	$—	$1,079	$(14,084,103)	$3,188,020

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated statements of cash flows

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net loss for the period	$(449,091)	$(376,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	44,189	48,517
Changes in operating assets and liabilities:
Receivables	2,641	89,801
Prepaid expenses and deposits	(16,200)	(13,080)
Accounts payable and accrued liabilities	(101,960)	18,165

Net cash used in operating activities	(520,421)	(233,151)

Investing activities:
Issuance of note receivable	(38,570)	—
Oil and gas properties expenditures	(188,791)	(387,541)

Net cash used in investing activities	(227,361)	(387,541)

Financing activities:
Proceeds from issuance of common stock / stock subscriptions received	—	2,505,000

Net cash provided by financing activities	—	2,505,000

Effect of exchange rate changes on cash and cash equivalents	521	—

Change in cash	(747,261)	1,884,308
Cash, beginning of period	1,539,439	32,782

Cash, end of period	$792,178	$1,917,090

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$16,444	$171,176
Restricted stock issued for oil and gas properties	$107,367	$—
Stock issued for subscription receivable	$46,116	$2,624

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Corp. and its consolidated subsidiary (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2014.

(b)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(c)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the potential dilutive effect of outstanding stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and six months ended June 30, 2015 and 2014, the Company had 14,527,116 and 14,450,563 potentially dilutive shares outstanding, respectively, and 13,050,000 and 13,050,000, respectively.

2.	Oil and Gas Properties

	June 30, 2015	December 31, 2014
Unproven properties
Bulgaria	$2,508,759	$2,196,157

The Company holds a 98,205 acre oil and gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term. The Company intends to commence its work program efforts once it receives all regular regulatory approvals of its work programs.

3.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($567,200 at June 30, 2015), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company.

4.	Common Stock

In January 2015, the Company issued 107,055 shares of common stock upon the vesting of restricted stock units.

5.	Stock Options

On April 1, 2015, the Company granted 150,000 stock options at an exercise price of $0.14 per share to directors of the Company. Such option agreements are their annual compensation. The following table summarizes the Company’s stock options as of June 30, 2015.

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2014	2,100,000	$0.17	$0.14	$—
Granted	150,000	0.14	0.14	—
Expired	—	—	—	—

Outstanding, June 30, 2015	2,250,000	$0.17	$0.14	$31,500

Additional information regarding stock options as of June 30, 2015, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	1,050,000	2.2	$0.10	1,050,000	$0.10
$0.14	150,000	2.8	$0.14	150,000	$0.14
$0.20	100,000	1.5	$0.20	50,000	$0.20
$0.23-0.235	850,000	1.4	$0.23	825,000	$0.23
$0.28	100,000	2.1	$0.28	50,000	$0.28

	2,250,000	2.0	$0.17	2,125,000	$0.16

The fair value of stock options vested during the six months ended June 30, 2015 and 2014 was $20,729 and $48,517, respectively, which was recorded as stock-based compensation and charged to operations.

6.	Restricted Stock Units

During six months ended June 30, 2015, the Company granted restricted stock units (“RSUs”) with vesting periods ranging from seventeen to twenty months. Officers of the Company were granted 362,030 RSUs with a fair value of $48,505. Expense related to RSUs is recognized ratably over the vesting period.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2014	887,422	$0.25
Issued	670,725	$0.14
Vested	—	$—

Balance, June 30, 2015	1,558,147	$0.20

During the six months ended June 30, 2015 and 2014, stock compensation expense related to vested restricted stock units was $23,460 and $0, respectively. During the six months ended June 30, 2015, $107,367 related to grants of restricted stock was charged to oil and gas properties ($0 for the prior year period).

At June 30, 2015 unrecognized compensation expense related to RSUs totaled $34,913 that will be recognized over a weighted average period of approximately ten months.

7.	Segmented Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

8.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Benefit at statutory rate	$(62,414)	$(67,702)	$(152,691)	$(128,028)
Permanent differences and other:	517	—	678	—
Valuation allowance change	61,897	67,702	152,013	128,028

Income tax provision	$—	$—	$—	$—

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

Our MD&A should be read in conjunction with our unaudited financial statements of Park Place Energy Corp. (“Park Place”, Company”, “we”, and “our”) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2014.

Our website can be found at www.parkplaceenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), can be accessed free of charge by linking directly from our website under the “Investor Relations—SEC Filings” caption to the SEC’s Edgar Database.

Executive Summary

Park Place is an energy company engaged in oil and gas exploration in Bulgaria.

The Company holds a 98,205 acre oil and gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term. The Company intends to commence its work program efforts once it receives all regular regulatory approvals of its work programs.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency. An appeals proceeding has been commenced before an administrative judge panel and an initial hearing was held on May 20, 2015. At the May 20, 2015 meeting, the administrative judge panel postponed any consideration of the appeal. The next hearing is scheduled for October 26, 2015. The Company is participating in that proceeding as an interested party. The Company is continuing its data gathering, evaluation and planning, is acquiring the land for future well sites and is performing an environmental baseline survey of the license area. The initial term of the License Agreement will not begin until (i) the appeals proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

The Company announced its intention to undergo a corporate restructuring that will include the creation of a new parent Delaware holding company. For the restructuring, the Company has created a new Delaware corporation, Park Place Energy Inc. (“PPE Inc.”), as a wholly owned subsidiary of the Company, and a new Nevada corporation that is a wholly owned subsidiary of PPE Inc. Upon stockholder approval, the Nevada subsidiary of PPE Inc. will be merged with the Company so that the Company will become the wholly-owned subsidiary of PPE Inc., and PPE Inc. will become the publicly traded parent holding company. In connection with the restructuring, the Company’s outstanding shares of common stock will automatically be converted into the same number of shares of common stock of PPE Inc. The stockholders of the Company will automatically become the stockholders of PPE Inc. and will own the same number of shares of PPE Inc. common stock that they owned of the Company common stock immediately prior to the restructuring.

The restructuring is conditioned upon, among other things, receiving stockholder approval at a special meeting. Accordingly, PPE Inc. has filed a Registration Statement on Form S-4 (File No. 333-205771) and the Company will also file a Proxy Statement/Prospectus. Upon SEC approval of this Proxy Statement/Prospectus, it will be mailed to stockholders and a special meeting date will be set. At this time, the Company expects the special meeting to be held in September 2015.

STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS WHEN IT BECOMES AVAILABLE, AS IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED RESTRUCTURING AND RELATED MATTERS. STOCKHOLDERS WILL HAVE ACCESS TO FREE COPIES OF THE PROXY STATEMENT/PROSPECTUS (WHEN AVAILABLE) AND OTHER DOCUMENTS FILED WITH THE SEC BY THE COMPANY AND PPE INC. THROUGH THE SEC WEBSITE AT WWW.SEC.GOV.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended June 30, 2015 and 2014, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful exploration of oil and gas assets.

Expenses

For the three months ended June 30, 2015, our general and administrative expenses remained flat over the comparable prior year period. For the six months ended June 30, 2015, our general and administrative expenses increased to $411,019 from $367,471 for the same period in 2014. Our overhead increased due to the retention of more consultants and increased general activity of the Company over the last year. The activities have involved review and evaluation of potential oil and gas acquisitions and preparing for the recently announced corporate restructuring.

Other Expense

Foreign exchange rate fluctuations resulted in a gain of $11,017 for the three months ended June 30, 2015 compared to an expense of $5,337 for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, other expenses were $38,072 and 9,083, respectively, due to a foreign exchange loss.

Loss

Our net loss for the three months ended June 30, 2015 was $183,571 compared to a loss of $199,123 for the three months ended June 30, 2014. The decrease in net loss was primarily due foreign exchange gain for the period. Our net loss for the six months ended June 30, 2015 was $449,091 compared to a loss of $376,554 for the six months ended June 30, 2014. The increase in net loss was a result of the increase in expenses described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	June 30, 2015 (Unaudited)	December 31, 2014
Cash	$792,178	$1,539,439
Working capital	640,691	1,288,877
Total assets	3,371,366	3,753,896
Total liabilities	183,346	268,862
Stockholders’ equity	3,188,020	3,485,034

Cash Used in Operating Activities

We used net cash of $520,421 in operating activities for the six months ended June 30, 2015 compared to $233,151 for the six months ended June 30, 2014 primarily due to increased activities relating to the appeals of the work programs in Bulgaria and costs associated with evaluation of potential acquisitions for the six months ended June 30, 2015.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $227,361 compared to net cash use of $387,541 for the six months ended June 30, 2014. This decrease was primarily due to decreased expenditures on the Bulgarian project partially offset by an investment in note receivable.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. We did not have any common stock sales during the first half of 2015. For the six months ended June 30, 2014, cash provided by financing activities was $2,505,000.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $590,000 to pursue our plan of operations for the remainder of 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the periods ended June 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the periods ended June 30, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: August 14, 2015

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2015