Form 10-Q
period 2015-09-30
Park Place Energy Corp.
filed 2015-11-12
CIK 1310982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,731,482 shares of common stock as of November 9, 2015.

PARK PLACE ENERGY CORP.

Form 10-Q

PART I

Item 1.	Financial Statements

PARK PLACE ENERGY CORP.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$491,644	$1,539,439
Receivables	2,885	6,307
Prepaid expenses and deposits	20,770	11,993

Total current assets	515,299	1,557,739
Oil and gas properties	2,582,734	2,196,157
Note receivable	39,086	—

Total assets	$3,137,119	$3,753,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,401	$268,862

Total liabilities	53,401	268,862

Commitments and contingencies
Stockholders’ equity:
Common stock
Authorized: 250,000,000 shares, par value $0.00001
Issued and outstanding: 45,731,482 and 45,624,427 shares, respectively	457	456
Additional paid-in capital	17,223,883	17,072,916
Stock to be issued	—	46,116
Accumulated other comprehensive gain	988	558
Accumulated deficit	(14,141,610)	(13,635,012)

Total stockholders’ equity	3,083,718	3,485,034

Total liabilities and stockholders’ equity	$3,137,119	$3,753,896

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expenses
General and administrative	$176,441	$267,552	$587,460	$635,023

Total expenses	176,441	267,552	587,460	635,023

Loss before other expenses	(176,441)	(267,552)	(587,460)	(635,023)

Other income (expenses)
Reversed tax penalties	120,000	—	120,000	—
Foreign exchange loss	(1,066)	(12,034)	(39,138)	(21,117)

Total other income (expenses)	118,934	(12,034)	80,862	(21,117)

Net loss for the period	$(57,507)	$(279,586)	$(506,598)	$(656,140)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	45,731,482	43,246,407	45,729,521	37,767,677

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss for the period	$(57,507)	$(279,586)	$(506,598)	$(656,140)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(91)	—	430	—

Comprehensive loss for the period	$(57,598)	$(279,586)	$(506,168)	$(656,140)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional paid-in capital	Stock to be issued	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2014	45,624,427	$456	$17,072,916	$46,116	$558	$(13,635,012)	$3,485,034
Issuance of restricted shares	107,055	1	46,115	(46,116)	—	—	—
Stock-based compensation expense	—	—	56,062	—	—	—	56,062
Restricted stock issued for oil and gas properties	—	—	48,790	—	—	—	48,790
Currency translation adjustment	—	—	—	—	430	—	430
Net loss	—	—	—	—	—	(506,598)	(506,598)

Balance, September 30, 2015	45,731,482	$457	$17,223,883	$—	$988	$(14,141,610)	$3,083,718

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss for the period	$(506,598)	$(656,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	56,062	106,512
Changes in operating assets and liabilities:
Receivables	3,422	84,415
Prepaid expenses and deposits	(8,777)	(15,728)
Accounts payable and accrued liabilities	(222,508)	127,138

Net cash used in operating activities	(678,399)	(353,803)

Investing activities:
Issuance of note receivable	(39,086)	—
Oil and gas properties expenditures	(330,740)	(745,324)

Net cash used in investing activities	(369,826)	(745,324)

Financing activities:
Proceeds from issuance of common stock / stock subscriptions received	—	2,981,850

Net cash provided by financing activities	—	2,981,850

Effect of exchange rate changes on cash and cash equivalents	430	—

Change in cash	(1,047,795)	1,882,723
Cash, beginning of period	1,539,439	32,782

Cash, end of period	$491,644	$1,915,505

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$7,047	$—
Restricted stock issued for oil and gas properties	$48,790	$—
Stock issued for subscription receivable	$46,116	$—

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY CORP.

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Corp. and its consolidated subsidiary (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2014.

(b)	Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205- 40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014- 15 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

(c)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the potential dilutive effect of outstanding stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2015 and 2014, the Company had 14,810,645 and 14,444,610 potentially dilutive shares outstanding, respectively, and 13,593,517 and 13,266,313, respectively, that were excluded from the calculation of diluted EPS.

2.)	Going Concern

As shown in the accompanying consolidated financial statements, the Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,141,610 at September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.)	Oil and Gas Properties

	September 30, 2015	December 31, 2014
Unproven properties
Bulgaria	$2,582,734	$2,196,157

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

4.)	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($574,800 at September 30, 2015), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of September 30, 2015 the outstanding balance on the loan obligation was $39,086.

5.)	Common Stock

In January 2015, the Company issued 107,055 shares of common stock upon the vesting of restricted stock units for employee compensation.

6.)	Stock Options

On April 1, 2015, the Company granted 150,000 stock options at an exercise price of $0.14 per share to directors of the Company. Such option agreements are their annual compensation. The following table summarizes the Company’s stock options as of September 30, 2015.

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2014	2,100,000	$0.17	$0.14	$—
Granted	150,000	0.14	0.14	—
Expired	—	—	—	—

Outstanding, September 30, 2015	2,250,000	$0.17	$0.14	$42,000

Additional information regarding stock options as of September 30, 2015, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	1,050,000	2.0	$0.10	1,050,000	$0.10
$0.14	150,000	2.5	$0.14	150,000	$0.14
$0.20	100,000	1.3	$0.20	50,000	$0.20
$0.23-0.235	850,000	1.1	$0.23	825,000	$0.23
$0.28	100,000	1.8	$0.28	50,000	$0.28

	2,250,000	1.7	$0.17	2,125,000	$0.16

The fair value of stock options vested during the nine months ended September 30, 2015 and 2014 was $20,729 and $60,429, respectively, which was recorded as stock-based compensation and charged to operations.

7.)	Restricted Stock Units

During the nine months ended September 30, 2015, the Company granted 900,541 restricted stock units (“RSUs”) with vesting periods ranging from seventeen to twenty months and a fair value of $123,404. Of this total grant of RSUs, officers of the Company were granted 519,609 RSUs with a fair value of $70,566. Expense related to RSUs is recognized ratably over the vesting period.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2014	887,422	$0.25
Issued	900,541	$0.14
Vested	—	$—

Balance, September 30, 2015	1,787,963	$0.19

During the three and nine months ended September 30, 2015 and 2014, stock compensation expense related to vested restricted stock units was $11,873 and $18,930 and $35,333 and $46,083, respectively. During the nine months ended September 30, 2015, $48,790 related to grants of restricted stock was charged to oil and gas properties ($0 for the prior year period).

At September 30, 2015 unrecognized compensation expense related to RSUs totaled $40,689 that will be recognized over a weighted average period of approximately eight months.

8.)	Segmented Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

9.)	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Benefit at statutory rate	$(19,552)	$(95,059)	$(172,243)	$(223,088)
Permanent differences and other:	43	672	721	672
Valuation allowance change	19,509	94,387	171,522	222,416

Income tax provision	$—	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency. An appeals proceeding has been commenced before an administrative judge panel and an initial hearing was held on May 20, 2015. At the May 20, 2015 meeting, the administrative judge panel postponed any consideration of the appeal. On October 26, 2015, a hearing of the administrative judge panel was held. Deliberations on the appeals were postponed to a future date that has not been formally set by the panel. The Company is participating in that proceeding as an interested party. The Company is continuing its data gathering, evaluation and planning, is acquiring the land for future well sites and is performing an environmental baseline survey of the license area. The initial term of the License Agreement will not begin until (i) the appeals proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

The Company held a special meeting of its stockholders on November 11, 2015, at which the stockholders approved the Company’s proposed corporate restructuring plan. For the restructuring, the Company created a new Delaware corporation, Park Place Energy Inc. (“PPE Inc.”), as a wholly owned subsidiary of the Company, and a new Nevada corporation that is a wholly owned subsidiary of PPE Inc. Following stockholder approval, the Nevada subsidiary of PPE Inc. was merged with the Company so that the Company became the wholly-owned subsidiary of PPE Inc., and PPE Inc. has become the publicly traded parent holding company. In connection with the restructuring, the Company’s outstanding shares of common stock were automatically converted into the same number of shares of common stock of PPE Inc. The stockholders of the Company automatically became the stockholders of PPE Inc. and now own the same number of shares of PPE Inc. common stock that they owned of the Company common stock immediately prior to the restructuring.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2015 and 2014, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful exploration of oil and gas assets.

Expenses

For the three months ended September 30, 2015, our general and administrative expenses decreased to $176,441 from $267,552 for the same period in 2014. For the nine months ended September 30, 2015, our general and administrative expenses decreased to $587,460 from $635,023 for the same period in 2014. The decrease in both periods was primarily due to reduced consulting and travel costs.

Other Income (Expenses)

Other income (expenses) for the three and nine months ended September 30, 2015 was income for both periods due to a $120,000 reversal of certain tax-related expenses due to a favorable tax ruling. Foreign exchange rate fluctuations resulted in a loss of $1,066 for the three months ended September 30, 2015 compared to a loss of $12,034 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, other expenses were $39,138 and $21,117, respectively, due to a foreign exchange loss.

Loss

Our net loss for the three months ended September 30, 2015 was $57,507 compared to a loss of $279,586 for the three months ended September 30, 2014. Our net loss for the nine months ended September 30, 2015 was $506,598 compared to a loss of $656,140 for the nine months ended September 30, 2014. The decrease in net loss was a result of the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2015 (Unaudited)	December 31, 2014
Cash	$491,644	$1,539,439
Working capital	461,898	1,288,877
Total assets	3,137,119	3,753,896
Total liabilities	53,401	268,862
Stockholders’ equity	3,083,718	3,485,034

Cash Used in Operating Activities

We used net cash of $678,399 in operating activities for the nine months ended September 30, 2015 compared to $353,803 for the nine months ended September 30, 2014 primarily due to increased activities relating to the appeals of the work programs in Bulgaria and costs associated with evaluation of potential acquisitions for the nine months ended September 30, 2015.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $369,826 compared to net cash used of $745,324 for the nine months ended September 30, 2014. This decrease was primarily due to decreased expenditures on the Bulgarian project partially offset by an investment in note receivable.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. We did not have any common stock sales during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, cash provided by financing activities was $2,981,850.

Future Operating Requirements

The Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,141,610 at September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the periods ended September 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the periods ended September 30, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY CORP.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer) Date: November 12, 2015

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer) Date: November 12, 2015